Form 10-K
period 2025-12-31
Federal Home Loan Bank of New York
filed 2026-03-20
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
Registrant’s stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. At June 30, 2025, the aggregate par value of the common stock held by members of the registrant was approximately $5,961,738,200. At
February 28, 2026, 64,100,414 shares of common stock were outstanding.

FEDERAL HOME LOAN BANK OF NEW YORK
2025 Annual Report on Form 10-K

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
Our primary business is making collateralized loans or advances to members and is also the principal factor that impacts our financial condition. We also facilitate our housing finance and liquidity mission through our mortgage programs, which enable our members to liquefy certain home mortgage loans by selling them to the Bank. We also provide members with such correspondent services as safekeeping, wire transfers, depository, and settlement services. Non-members that have acquired members have access to these services up to the time that their advances outstanding prepay or mature.
We obtain our funds from several sources. A primary source is the issuance of FHLBank debt instruments, called Consolidated obligations, to the public. The issuance and servicing of Consolidated obligations are performed by the Office of Finance (OF), the fiscal agent for the issuance and servicing of Consolidated obligations on behalf of the 11 FHLBanks. These debt instruments represent the joint and several obligations of all the FHLBanks. Because the FHLBanks’ Consolidated obligations are rated Aa1/P-1 with a stable outlook by Moody’s Investors Service (Moody’s) and AA+/A-1+ with a stable outlook by Standard & Poor’s Rating
Services (S&P or Standard & Poor’s) and because of the FHLBanks’ GSE status, the FHLBanks are generally able to raise funds at rates that are typically at a small to moderate spread above U.S. Treasury security yields. Additional sources of funding are member deposits, other borrowings, and the issuance of capital stock. Deposits may be accepted from member financial institutions and federal instrumentalities.

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
The FHLBNY is supervised by the Federal Housing Finance Agency, also referred to as U.S. Federal Housing (FHFA or the Finance
Agency), the independent Federal regulator of the FHLBanks, the Federal Home Loan Mortgage Corporation (Freddie Mac) and the
Federal National Mortgage Association (Fannie Mae). The FHFA’s stated mission with respect to the FHLBanks is to provide effective supervision, regulation, and housing mission oversight of the FHLBanks to promote their safety and soundness, support housing finance and affordable housing, and support a stable and liquid mortgage market.
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
Due to the consolidating market, there are few opportunities to gain members. However, we continue to engage the member prospects who are eligible to join. In addition, Puerto Rican private insured depository cooperatives and foreign banks with charters based in our membership district are other potential prospects.
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

The following table summarizes our members by type of institution:

	Commercial Banks	Thrift Institutions	Credit Unions	Insurance Companies	Community Development Financial Institution	Total
December 31, 2025	100	56	108	57	9	330

December 31, 2024	103	59	109	52	9	332
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
Advances to members, including former members, constituted 59.0% and 66.0% of our total assets of $156.5 billion and $160.3 billion at December 31, 2025 and 2024, respectively. In terms of revenues, interest income derived from advances were $4.7 billion,
$6.1 billion, and $6.0 billion, representing 65.3%, 69.1% and 71.3% of total interest income in 2025, 2024 and 2023, respectively.
Most of our critical functions are directed at supporting the borrowing needs of our members and monitoring the members’ associated collateral positions. For more information about advances, including our underwriting standards, see financial statements, Note 9.
Advances; also see Tables 3.1 to 3.8 and the accompanying discussions in this MD&A.

Members use advances as a source of funding to supplement their deposit gathering activities. Advances borrowed by members have generally increased over the last decade because many members have not been able to increase their deposits in their local markets as quickly as they have increased their assets. To close this funding gap, members have preferred to obtain reasonably priced advances rather than increasing their deposits by offering higher rates or foregoing asset growth. Because of the wide range of advance types, terms, and structures available to them, members have also used advances to augment their asset/liability management. As a cooperative, we price advances at minimal net spreads above the cost of our funding in order to deliver more value to members.
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
For additional discussion on our mortgage loans and their related credit risk, see financial statements, Note 10. Mortgage Loans Held-
for-Portfolio. Also see Tables 5.1 to 5.3 and accompanying discussions in this MD&A.
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
•Affordable Housing Program. We meet this requirement by allocating 10 percent of regulatory defined net income to our
AHP to finance homeownership and support the creation and preservation of housing for lower income families and individuals. The program is offered in two forms: a competitive program and a homeownership program. In the competitive program, AHP funds are awarded through a competitive process to members who submit applications on behalf of project sponsors who are planning to purchase, rehabilitate, or construct affordable homes or apartments. In the homeownership program, households are required to have income at or below 80% of the area median income, and we may set aside annually, in aggregate, up to the greater of $4.5 million or 35% of the Bank’s annual required AHP contributions. See financial statements, Note 13. Affordable Housing Program and Voluntary Contributions for assessments allocated from earnings for the periods in this report.

•Other Mission — Related Activities. The FHLBNY offers four distinct Community Lending Programs (CLP) that support our members’ community-oriented lending, which were established under the Community Investment Cash Advance
Programs. The Bank provides reduced interest rate advances to members for lending activity that meets the CLP requirements, under the following individual programs: Community Investment Program (CIP), Rural Development Advance
(RDA), Urban Development Advance (UDA) and Disaster Relief Funding (DRF). The CLP provides additional assistance to members in their affordable housing and economic development lending activities within low- and moderate-income neighborhoods as well as other activities which benefit low- and moderate-income households. The Bank also provides letters of credit in support of projects that meet the CLP requirements and are offered at reduced fees. Economic development is further supported by the FHLBNY’s suite of offerings under the Zero Percent Development Advance (ZDA) Program. The
ZDA program provides members with subsidized funding in the form of interest rate credits to assist in originating loans or purchasing loans/investments that meet one of the eligibility criteria under the Business Development Advance, Climate
Development Advance, Infrastructure Development Advance, Tribal Development Advance or Housing Development
Advance. In addition, the Small Business Recovery Grant (SBRG) Program provides flexible funds to benefit small-
businesses and non-profits located in FHLBNY members’ communities. This program supports the financial security of qualifying organizations that face economic challenges due to the rate environment, inflation, supply-chain constraints, and/
or rising energy costs. Lastly, we typically make charitable contributions to organizations deemed to be highly reputable and who provide vital services. The ZDA, SBRG and charitable contributions are in excess of the required statutory annual income contribution to the AHP offered under the Community Investment Cash Advance Programs.
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
For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and Securities Purchased Under
Agreements to Resell, Note 5. Trading Securities, Note 6. Equity Investments, Note 7. Available-for-Sale Securities and Note 8. Held-
to-Maturity Securities. Also see Tables 4.1 through 4.9 and accompanying discussions in this MD&A.
Debt Financing — Consolidated Obligations
Our primary source of funds is the sale of debt securities, known as Consolidated obligations, in the U.S. and global capital markets.
Consolidated obligations are the joint and several obligations of the FHLBanks, backed only by the financial resources of the 11
FHLBanks. Consolidated obligations are not obligations of the United States, and the United States does not guarantee them. The issuance and servicing of Consolidated obligations debt are performed by the Office of Finance, a joint office of the FHLBanks established by the Finance Agency. The Office of Finance has authority to issue joint and several debt obligations on behalf of the
FHLBanks. At December 31, 2025 and December 31, 2024, the par amounts of Consolidated obligations outstanding, bonds and discount notes for all 11 FHLBanks was $1.2 trillion, including $144.9 billion and $149.5 billion issued for the FHLBNY and outstanding at those dates. For more information, see financial statements, Note 12. Consolidated Obligations. Also see Tables 6.1 to
6.11 and accompanying discussions in this MD&A.
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
•The Global Debt Program — The FHLBanks issue global bullet Consolidated bonds. The FHLBanks and the Office of
Finance maintain a debt issuance process for scheduled issuance of global bullet Consolidated bonds. As part of this process, management from each FHLBank will determine and communicate a firm commitment to the Office of Finance for an amount of scheduled global bullet debt to be issued on its behalf. If the FHLBanks’ orders do not meet the minimum debt issue size, each FHLBank receives an allocation of proceeds equal to either the larger of the FHLBank’s commitment or the ratio of the individual FHLBank’s regulatory capital to total regulatory capital of all of the FHLBanks. If the FHLBanks’
commitments exceed the minimum debt issue size, then the proceeds are allocated based on relative regulatory capital of the
FHLBanks, with the allocation limited to either the lesser of the allocation amount or the actual commitment amount. The
FHLBanks can, however, pass on any scheduled calendar slot and decline to issue any global bullet Consolidated bonds upon agreement of at least eight of the FHLBanks.
•TAP Issue Program — The FHLBanks use the TAP Issue Program to issue fixed-rate, non-callable (bullet) bonds. This program uses specific maturities that may be reopened daily through competitive auctions. The goal of the TAP Issue
Program is to aggregate frequent smaller fixed-rate funding needs into a larger bond issue that may have greater market liquidity.
Consolidated Obligation Discount Notes. Discount notes may be offered into the market through the “discount note window”, or through regularly scheduled competitive auctions. These CO discount notes have a maturity range of one day to one year, are generally issued at or below par, and mature at par.
•Discount notes issued through the discount note window are priced daily and distributed through FHLBank authorized dealers. FHLBanks may request that specific amounts of Consolidated discount notes (CO discount notes or discount notes)
with specific maturity dates be offered by the Office of Finance for sale through authorized securities dealers. The Office of
Finance commits to issue CO discount notes on behalf of the requesting FHLBanks after dealers submit orders for the specific CO discount notes offered for sale. The FHLBanks receive funding based on the time of their request, the rate requested for issuance, the trade date, the settlement date, and the maturity date. However, a FHLBank may receive less than requested (or may not receive any funding) because of investor demand and competing FHLBank requests for the particular funding that the FHLBank is requesting.

•Twice weekly, one or more of the FHLBanks may also request that specific amounts of CO discount notes with fixed maturities of 4, 8, 13, and 26 weeks be offered by the Office of Finance through single-price (Dutch) auctions conducted with securities dealers in the discount note selling group. Issuance is contingent on FHLBank demand for funding with these terms. Auction sizes and maturity categories are announced to dealers during the auction process on Reuters and other major wire services. The discount notes offered for sale through Dutch auctions are not subject to a limit on the maximum costs the
FHLBanks are willing to pay. Bids will be accepted from the lowest bid rate until the auction size is met, and all winning bids will be awarded at the highest bid rate accepted, so that the FHLBanks receive funding based on their requests at the highest bid rate accepted. If the bids submitted are less than the total of the FHLBanks’ requests, the FHLBank receives funding based on that FHLBank’s regulatory capital relative to the regulatory capital of other FHLBanks offering CO discount notes.
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
To achieve the Bank’s strategic plans and business objectives within the Bank’s risk appetite, the Board-approved Retained Earnings target was $2,347 million for 2025 and $2,225 million for 2024. For more information about Restricted retained earnings, see Table
7.1 Stockholder’s Capital in this MD&A.
Unrestricted Retained Earnings was $1,286.4 million and $1,286.3 million at December 31, 2025 and 2024, respectively. Restricted
Retained Earnings was $1,328.7 million and $1,208.8 million at December 31, 2025 and 2024, respectively. The balance in
Accumulated Other Comprehensive Income (AOCI), a component of stockholder’s equity, were losses of $11.1 million and losses of
$100.0 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, our actual retained earning balances exceeded the required Bank’s Retained Earnings Sufficiency level and was in compliance with the Retained Earnings and Dividend
Policy.
The following table summarizes the impact of dividends on our retained earnings for the years ended December 31, 2025, 2024 and
2023 (in thousands):

	December 31,
	2025	2024	2023
Retained earnings, beginning of year	$2,495,093	$2,337,664	$2,095,967
Net Income for the year	599,758	738,476	751,131
	3,094,851	3,076,140	2,847,098
Dividends paid in the year (a)	(479,706)	(581,047)	(509,434)

Retained earnings, end of year	$2,615,145	$2,495,093	$2,337,664

(a)Dividends are paid quarterly in arrears in the second month after quarter-end. Dividends are accrued in the period they are declared and therefore not accrued at quarter-end.
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
A significant competitor is deposits through listing services, which are financial institutions that charge a subscription fee to help banks gather deposits. We have seen gradual growth in the use of these wholesale deposit vehicles. The Federal Reserve funding programs have emerged as competition for our short-term advances. Repo and Federal Funds usage has been stable, though demand for certain members will continue to vary as a result of the various changes in regulatory liquidity requirements. We expect that brokered CDs will continue to pressure market share. Our larger members may also have access to the national and global credit markets. The availability of alternative funding sources can vary as a result of market conditions, member creditworthiness, availability of collateral and suppliers’ appetite for the business, as well as other factors. However, we believe this competition will continue and will be reflected in our balances and market share.
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
For a discussion regarding the risks related to our regulatory environment, see the description of “Risk Factors — Legislative and
Regulatory Risks” in Part I, Section 1A of this Form 10-K, and for a discussion of recent regulatory developments that may impact the
Bank, see “Management’s Discussion and Analysis — Legislative and Regulatory Developments” in Part II, Item 7 of this Form 10-
K.
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
We charge the amount allocated for the Affordable Housing Program to income and recognize the amounts allocated as a liability. We relieve the AHP liability as subsidies are disbursed to members. In periods where our regulatory income before Affordable Housing
Program is zero or less, the amount of AHP liability is equal to zero. If the result of the aggregate 10% calculation described above is less than $100 million for all 11 FHLBanks, then the Act requires the shortfall to be allocated among the FHLBanks based on the ratio of each FHLBank’s income before Affordable Housing Program to the sum of the income before Affordable Housing Program of the
11 FHLBanks. There were no shortfalls in 2025, 2024, and 2023.
Human Capital Resources
The Bank’s human capital is a significant contributor to the success of the Bank’s strategic business objectives. In managing the
Bank’s human capital, the Bank focuses on its workforce profile and the various programs and philosophies described below.
Workforce Profile
The Bank’s workforce is primarily comprised of corporate employees, with the Bank’s principal operations in three locations. As of
December 31, 2025, the Bank had 378 full-time and no part-time employee. Given the size of assets under management, the Bank’s workforce is appropriate, and historically has included a number of longer-tenured employees. The Bank strives to both develop talent from within the organization and supplement with external hires. The Bank believes that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in the Bank’s employee base, which furthers its success, while adding new employees contributes to new ideas and continuous improvement. As of December 31, 2025, the average tenure of the Bank’s employees was 10 years. There are no collective bargaining agreements with the Bank’s employees.

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
•Cash compensation (i.e., base salary, and “variable” or “at risk” short-term incentive compensation)
•Health Benefits – Healthcare insurance, Life and Accidental Death & Dismemberment insurance, Short-Term and Long-
Term Disability benefits
•Retirement Benefits – 401(k) retirement savings plans with employer match, and pension benefits
•Wellness program – Fitness Reimbursement, Health Management and Employee Assistance Programs
•Time away from work – including time off for vacation, personal, holiday, and volunteer opportunities
•Work/Life balance – parental leave, bereavement, jury duty and hybrid remote work
•Engagement and Development programs and training – Tuition Reimbursement Program, Corporate Toastmasters Club,
Online Training Platform, Employee Activity initiatives, Internal Educational and Development program, and Management
Development Program
•Management succession planning – the Bank’s board and leadership actively engage in management succession planning
The Bank’s Performance Management framework includes a mid-year checkpoint, as well as an annual performance review. Overall annual ratings are calibrated, and merit payments are differentiated for the Bank’s highest performers.
Office of Minority and Women Inclusion
The Bank is required by federal law (12 U.S.C. § 4520) and Finance Agency regulations to have an Office of Minority and Women
Inclusion (OMWI). The Bank’s OMWI officer dually reports to Director of HR and the Chief Legal Officer, who then acts as a liaison to the Board of Directors. As required by applicable law, the Bank operationalizes its commitment to the principles of equal opportunity in employment and contracting through the development and execution of a three-year strategic plan, and it reports regularly on its performance to management and the Board of Directors. The Bank offers a range of educational opportunities and supports connection and belonging as well as personal and professional growth of the members of its workforce.
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
The FHLBNY’s business and results of operations are sensitive to the U.S. economy and the U.S. housing market. A prolonged period of slow growth in the U.S. economy, deterioration in general economic conditions, or a downturn in the housing markets could adversely affect our borrowers, particularly those whose businesses are concentrated in the mortgage industry. For example, if home prices decline, the value of collateral securing member credit may decline, which could in turn increase the possibility of under-
collateralization and the risk of loss if a member defaults. Deterioration in the residential mortgage markets and potential changes in governmental policy decisions could also affect the value of collateral supporting our mortgage loan portfolio, increasing the risk of loss due to credit impairment.
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

We use a number of measures to monitor and manage interest-rate risk, including income simulations, value at risk, and duration or market value sensitivity analyses. Given the unpredictability of the financial markets, capturing all potential outcomes in these analyses is extremely difficult. Key assumptions include, but are not limited to, loan volumes and pricing, market conditions for consolidated obligations, interest-rate spreads and prepayment speeds, implied volatility of interest rates and options contracts, cash flows on mortgage-related assets, and other model and model related assumptions. Actual results may differ from simulated results due to the timing, magnitude, and frequency of interest-rate changes and changes in market conditions and management strategies, among other factors. In addition, volatility and disruption in the capital markets may result in a higher level of volatility in our interest-
rate risk profile and could negatively affect our ability to manage interest-rate risk effectively.
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
The FHLBanks’ consolidated obligations are rated AA+/A-1+ with a stable outlook by S&P and Aa1/P-1 with a stable outlook by
Moody’s. Rating agencies may from time to time change a rating or outlook or issue negative reports. Investors should not take the
FHLBanks’ historical or current ratings as an indication of future ratings for the FHLBanks’ consolidated obligations. Because the
FHLBanks are jointly and severally liable for consolidated obligations, negative developments at any FHLBank may affect these credit ratings or result in the issuance of a negative report regardless of the financial condition and results of operations of the other
FHLBanks. In addition, because of the FHLBanks’ GSE status, the credit ratings of the FHLBank System, the FHLBanks, and consolidated obligations are directly influenced by the sovereign credit rating of the United States. For example, downgrades to the
U.S. sovereign credit rating or outlook have occurred and may occur again if the U.S. government fails to adequately address, based on the credit rating agencies’ criteria, its fiscal budget deficit or statutory debt limit. In August 2023, Fitch Ratings downgraded the ratings of the United States and, in November 2023, Moody’s changed the outlook on the ratings of the United States to negative from stable, which also caused the respective rating agencies to take similar actions with respect to certain GSEs such as the FHLBanks. As a result, if the U.S. sovereign credit ratings or outlook were further downgraded, similar downgrades in the credit ratings or outlook of the FHLBanks and consolidated obligations would most likely occur, even though the consolidated obligations are not obligations of, or guaranteed by, the United States.
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
As a GSE, the FHLBNY is organized under the authority of the FHLBank Act and governed by U.S. federal laws and regulations as adopted and applied by the FHFA. Congress could amend the FHLBank Act or other statutes and federal executive orders could be issued in ways that significantly affect the rights and obligations of the FHLBanks or the manner in which the FHLBanks carry out their mission and business operations. New or modified legislation enacted by Congress or changes in the statutory or regulatory requirements applied or imposed by the FHFA or other financial services regulators or through federal executive orders could result in, among other things: an increase in our cost of funding and regulatory compliance; a change in membership or permissible business activities; additional capital and liquidity requirements; additional contributions under Affordable Housing Programs or Community
Investment Cash Advance Programs; reduced demand for advances or limitations on advances made to our members (including whether a member meets required tangible capital levels to access advances); or a change in the size, scope, or nature of our lending, investment, or mortgage financing activities. Changes in the legislative and regulatory environment for the FHLBanks, their members and housing finance generally may involve additional complexities and uncertainties, including those relating to regulatory priorities and areas of focus, as a result of recent or future executive orders, policy pronouncements, and other directives or actions under the current administration.

We note continuing developments in areas of focus and regulatory priorities of FHFA, other financial regulators, and the current federal executive administration that may result in potential changes in the Bank’s regulatory environment, including without limitation, as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —
Legislative and Regulatory Developments. We cannot predict changes in legislative or regulatory requirements or guidance, or any new legislation or regulations, or how they might impact the Bank’s business or operations. We also cannot predict the federal executive administration’s or FHFA’s  actions on U.S. housing finance and government-sponsored enterprises, including actions taken relating to large institutional investor purchases of single family homes, actions regarding the revision or end of conservatorships of
Fannie Mae and Freddie Mac or potential reforms or enhancements to their capital structure, the imposition of new requirements or limitations on their existing authorities or changes in the nature of their government backed guarantees, or any corresponding impacts to the FHLBank System, the secondary mortgage and mortgage-backed securities market, or the mortgage industry. Any such changes, as well as any resulting increased scrutiny of the Bank and the FHLBank System and its mission and activities, however, could materially affect the Bank’s business operations, results of operations and reputation, and the value of FHLBank membership.
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
We also compete with the U.S. Treasury, Fannie Mae, Freddie Mac, and other GSEs, as well as corporate, state, local, sovereign, sub-
sovereign, and supranational entities, for funds raised through the issuance of unsecured debt in the U.S. and global capital markets.
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
•Unsecured money market transactions, including federal funds sold, or short-term investments with domestic and foreign counterparties;
•Derivative counterparties, including Derivative Clearing Organizations and Futures Commission Merchants;
•Mortgage servicers that service loans purchased under the MAP and MPF Program.
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
Changes in business or financial models or in our underlying assumptions, judgments, or estimates may cause the results generated by the models to be materially different. If the models are not reliable, we could make deficient business decisions, including poor asset and liability management decisions, which could result in an adverse financial effect on our business. Furthermore, strategies that we employ to manage the risks associated with the use of models may not be effective. The models used by us to determine the fair values of our assets and liabilities, including derivatives, may differ from the models used by the others. The use of different models or assumptions, as well as changes in market conditions, could result in materially different valuation estimates or other estimates even when similar or identical assets and liabilities are being measured, and could have materially different effects on our net income and retained earnings.
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
The Bank further notes that it continues to monitor and assess the potential benefits and challenges associated with the use of artificial intelligence by the Bank, its vendors, and other third‑party actors.
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
The FHLBNY relies on all its employees to manage our business and conduct our operations. Competition for employees from within the financial services industry and from businesses outside the financial services industry, including the technology industry, continues to be a recruiting and retention challenge for certain positions. FHFA executive compensation regulation and guidance influences the
Bank's compensation structures and practices. Another recruitment and retention challenge is the limited number of career paths available due to the relatively low number of employee headcount and our flat organizational structure.
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
Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
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
The Bank’s Information Security Policy establishes administrative, technical, and physical safeguards designed to protect the security, confidentiality, and integrity of Bank information in accordance with the Gramm-Leach-Bliley Act, the interagency guidelines issued thereunder, and other applicable laws and regulations. As of 2026, the Bank's Management Committee also annually reviews and approves the Bank’s Information Security Policy, and information security policy requirements have been incorporated into a new
Technology Risk Policy, which is overseen and approved by the Risk Committee of the Board of Directors.
The Bank’s cyber incident response plan determines how cybersecurity threats and incidents are identified, classified, and escalated, including for the purposes of reporting, and providing relevant information to the Board. The cyber incident response plan also stipulates management assessment of the materiality of each identified threat or incident for the purposes of such reporting.
The Bank’s business continuity program is designed to ensure that necessary resources are in place to protect the Bank from potential loss during a disruption, which includes the unavailability of information technology assets due to unintentional occurrences like weather-related events, fire, power loss, and technical incidents such as hardware failures. In 2025, the business continuity program was overseen by the Technology Committee of the Board. Starting in January 2026, the business continuity program is overseen by the Board's Risk Committee and includes, among other items, business impact analysis for developing effective plans, including disaster recovery plans, to respond, recover, resume, and restore technology assets critical to the Bank’s operations. Elements of this plan may be leveraged in support of recovery from a cyber incident that disables critical infrastructure.
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
The Risk Committee of the Board has oversight of the Bank’s information and cybersecurity program and the Bank's Risk
Management Program, which includes risks from cybersecurity threats within cybersecurity risk management.
The Bank’s Information Security Department is led by the Bank’s Chief Information Security Officer (“CISO”). The CISO reports to the Chief Information Officer (“CIO”), with an open line of communication to the Bank President. The Bank also has an internal cross-functional committee – the internal Business and Technology Operations Committee –which is responsible for, among other activities, overseeing information and cybersecurity risks and the steps taken by management to understand and mitigate such risk.
This Committee reports to the Bank’s Management Committee.

The Bank’s Business and Technology Operations Committee is responsible for approving the Bank’s cyber incident response plan and other technical processes and standards to implement the policies and procedures defined in the cybersecurity risk management program. The Risk Management function is responsible for management of operational risk and implementation of the cybersecurity risk management framework within the Risk Management Program as approved by the Board.
The Bank’s Business and Technology Operations Committee is made up of members of the Bank’s leadership, including the Bank’s
CIO, CISO, other information technology and information security leadership, and leadership representatives from the Bank’s operational risk, information security, information technology, operations, and other departments throughout the Bank.
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
The Business and Technology Operations Committee receives regular and prompt information from the Information Security
Department as reported by the CISO, who in turn provides periodic, regular and prompt reporting to the Management Committee on topics such as threat intelligence, major cybersecurity risk areas, technologies and best practices, and any cybersecurity incidents that may have impacted the Bank.
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
Item 2.    Properties.
At December 31, 2025, we occupied approximately 73,294 square feet of leased office space at 101 Park Avenue, New York, New
York as the Bank’s headquarters, 52,041 square feet of leased office space in Jersey City, New Jersey, principally as an operations center, and 2,521 square feet of leased office space in Washington, D.C.
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
These shares of stock in the FHLBNY are registered under the Securities Exchange Act of 1934, as amended. At February 28, 2026, we had 329 members who held 64,034,006 shares of capital stock between them and former members held 66,408 shares. At
February 28, 2025, we had 329 members who held 57,698,936 shares of capital stock between them and former members held 43,399 shares. Capital stock held by former members is classified as a liability and deemed to be mandatorily redeemable under the accounting guidance for certain financial instruments with characteristics of both liabilities and equity.
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

	2025			2024			2023
Month Paid	Amount		Dividend Rate	Amount		Dividend Rate	Amount		Dividend Rate
November	$110,877		7.60%	$145,238		9.25%	$138,544		9.50%
August	115,410		7.60	147,287		9.50	143,433		8.50
May	115,469		8.00	145,924		9.50	122,225		7.75
February	138,498		9.25	143,229		9.75	105,796		7.50
	$480,254	(b)		$581,678	(b)		$509,999	(b)

(a)The table above reports dividends on a paid basis and includes payments to former members as well as members. Dividends paid to former members were $0.5 million, $0.6 million and $0.6 million for the years ended December 31, 2025, 2024 and 2023.
(b)Includes dividends paid to non-members; payments to non-members are classified as interest expense for accounting purposes.
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

(1)Housing associates are defined as non-stockholder entities that (i) are approved mortgagees under Title II of the National
Housing Act, (ii) are chartered under law and have succession, (iii) are subject to inspection and supervision by a governmental agency, (iv) lend their own funds as their principal activity in the mortgage field, and (v) have a financial condition such that advances may be safely made to that entity. At December 31, 2025, we had 9 housing associates as customers. Advances made to housing associates totaled $4.1 million, and the mortgage loans acquired from housing associates were immaterial in any periods in this report.

Item 6.    [Reserved]
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Statements
Statements contained in this Annual Report on Form 10-K, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we” “us,” “our,” “the Bank” or the “FHLBNY”) may be “forward-
looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934. These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,”
“should,” “will,” or other variations on these terms or their negatives. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in Part 1, Item 1A and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they were made, and the Bank does not undertake to update any forward-looking statement herein. Forward-looking statements include, among others, the following:
•the Bank’s projections regarding income, retained earnings, dividend payouts, and the repurchase of excess capital stock;
•the Bank’s statements related to gains and losses on derivatives, future credit and impairment charges, and future classification of securities;
•the Bank’s expectations relating to future balance sheet growth;
•the Bank’s targets under the Bank’s retained earnings plan;
•the Bank’s expectations regarding the size of its mortgage loan portfolio, particularly as compared to prior periods;
•the Bank’s statements related to reform legislation or executive actions, including, without limitation, housing or government-sponsored enterprise legislation or executive orders; and
•executive, legislative, regulatory, and judicial events and actions or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as any government-sponsored enterprise (GSE) reforms, any changes resulting from the Finance Agency’s review and analysis of the FHLBank System, including recommendations published in its “FHLBank System at 100: Focusing on the Future”
report, changes in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the FHLBanks;
Actual results may differ from forward-looking statements for many reasons, including, but not limited to, the risk factors set forth in
Part I, Item 1A - Risk Factors and the risks set forth below:
•changes in economic and market conditions, including the evolving risks relating to the March 2023 U.S. banking sector liquidity crisis;
•changes in demand for Bank advances and other products resulting from changes in members’ and FDIC deposit flows and members’ credit demands or otherwise;
•an increase in advance prepayments as a result of changes in interest rates (including negative interest rates) or other factors;
•the volatility of market prices, rates, and indices that could affect the value of collateral held by the Bank as security for obligations of Bank members and counterparties to interest rate exchange agreements and similar agreements;
•political events, including legislative developments and executive orders that affect the Bank, its members, counterparties, and/or investors in the Consolidated obligations (COs) of the FHLBanks;

•competitive forces including, without limitation, other sources of funding available to Bank members, other entities borrowing funds in the capital markets, and the ability to attract and retain skilled employees;
•the pace of technological change and the ability of the Bank to develop and support technology and information systems, including cybersecurity, sufficient to manage the risks of the Bank’s business effectively;
•changes in investor demand for COs and/or the terms of interest rate exchange agreements and similar agreements;
•timing and volume of market activity;
•ability to introduce new or adequately adapt current Bank products and services and successfully manage the risks associated with those products and services, including new types of collateral used to secure advances;
•risk of loss arising from litigation filed against one or more of the FHLBanks;
•realization of losses arising from the Bank’s joint and several liability on COs;
•risk of loss due to fluctuations in the housing market;
•inflation or deflation;
•issues and events within the FHLBank System and in the political arena that may lead to legislative, regulatory, judicial, or other developments or executive orders that may affect the marketability of the COs, the Bank’s financial obligations with respect to COs, and the Bank’s ability to access the capital markets;
•the availability of derivative financial instruments of the types and in the quantities needed for risk management purposes from acceptable counterparties;
•significant business disruptions resulting from natural or other disasters (including, but not limited to, health emergencies such as pandemics or epidemics), acts of war (including, but not limited to, the war between Ukraine and Russia or the conflicts in the Middle East), cyberattacks or terrorism;
•the effect of new accounting standards, including the development of supporting systems;
•membership changes, including changes resulting from mergers or changes in the principal place of business of Bank members;
•the soundness of other financial institutions, including Bank members, nonmember borrowers, other counterparties, and the other FHLBanks; and
•the willingness of the Bank’s members to do business with the Bank whether or not the Bank is paying dividends or repurchasing excess capital stock.
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
MD&A TABLE & FIGURE REFERENCE

Table(s) & Figure(s)	Description	Page(s)
	Selected Financial Data	31
1.1	Market Interest Rates	33
2.1	Financial Condition	38
3.1 - 3.8	Advances	42-46
4.1 - 4.9	Investments	47-52
5.1 - 5.3	Mortgage Loans Held-for-Portfolio	53-54
6.1 - 6.10	Consolidated Obligations	55-59
6.11	FHLBNY Ratings	59
7.1 - 7.4	Capital	60-62
8.1 - 8.7	Derivatives Instruments and Hedging Activities	62-65
9.1 - 9.3	Liquidity	67-68
9.4 - 9.5	FHFA MBS Limits and Core Mission Achievement	70
10.1 - 10.12	Results of Operations	71-84
11.1	Assessments	84
12.1 - 12.5	Voluntary Contributions	85-86

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
Mission Fulfillment. Throughout 2025, the Bank’s continued focus on executing on our foundational liquidity mission in a safe and sound manner and serving the needs of our members and community partners drove our strong performance, annual income and record contributions to our housing and economic development programs and products.
2025 Financial Results
Net income — Net income for 2025 was $599.8 million, a decrease of $138.7 million, or 18.8%, from net income of $738.5 million for 2024. Our net income is primarily driven by net interest income, which is the spread between yields earned on advances, mortgage-
backed securities, and other investments and the cost of debt.
Net Interest Income — Net interest income for 2025 was $851.8 million, a decrease of $135.0 million, or 13.7%, from $986.8 million in 2024. Earnings were lower versus the prior year due to lower market interest rates that reduced earnings from capital and smaller earning asset balances. Yield on assets decreased to 4.49% for 2025 from 5.34% in 2024 while the funding cost decreased to
4.18% for 2025 from 5.04% in 2024. Net interest spread increased to 31 basis points in 2025 compared to 30 basis points in 2024.
Average earning assets balances decreased by $6.7 billion to $160.2 billion in 2025 compared with $166.9 billion in 2024. Average advances balances decreased by $8.9 billion to $100.5 billion in 2025, down from $109.4 billion in 2024.
Return on average equity (ROE) for 2025 was 7.25%, compared to ROE of 8.49% for 2024.
Other income (loss) — Other income (loss) decreased by $9.5 million, or 8.51%, to $103.1 million in 2025 compared with the prior year, mainly driven by a decrease in net unrealized fair value gains on derivatives and hedged items, including trading securities held for liquidity purposes.
Other expenses were $288.3 million in 2025 compared to $279.0 million in 2024. Other expenses are primarily operating expenses, compensation and benefits, voluntary contributions for the Bank’s housing and community development support activities, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency. Other expenses have increased by $9.2 million, driven by an increase in compensation and benefits.
Affordable Housing Program Assessments (AHP) allocated from net income were $66.7 million in 2025 compared to $82.1 million in 2024. Assessments are calculated as a percentage of net income, and changes in allocations were proportional with changes in net income.

Dividend payments — Four quarterly cash dividends were paid in 2025 for a total of $7.99 per share of capital, compared to total of
$9.50 per share of capital in 2024.
Financial Condition — December 31, 2025 compared to December 31, 2024
Our financial condition is characterized by a solid balance sheet and ample liquidity readily available for our member institutions.
Total assets decreased to $156.5 billion at December 31, 2025, from $160.3 billion at December 31, 2024, a decrease of $3.8 billion, or 2.4%. As of December 31, 2025, advances were $92.3 billion, a decrease of $13.5 billion, or 12.8%, from $105.8 billion at
December 31, 2024.
Cash at banks was $38.2 million at December 31, 2025, compared to $26.1 million at December 31, 2024.
Liquidity investments — Money market investments increased $7.4 billion at December 31, 2025 to $30.5 billion, as compared to
$23.1 billion at December 31, 2024. We continue to ensure an ample supply of funds to meet liquidity demands. Interest-bearing deposits at highly rated financial institutions increased $0.2 billion to $3.0 billion as well as a $5.1 billion increase in overnight resale agreements to $16.0 billion and a $2.1 billion increase in Federal funds to $11.5 billion.
For liquidity, we maintain a portfolio of U.S. Treasury securities designated as trading to meet short-term contingency liquidity needs.
Balances were $7.4 billion and $7.2 billion at December 31, 2025 and December 31, 2024, respectively.
Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio and assets discussed above, liquid assets included $10.1 billion at December 31,
2025 and $8.7 billion at December 31, 2024 of high credit quality GSE-issued available-for-sale (AFS) securities that are investment grade and readily marketable.
For more information about our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt,
and Table 9.1 through Table 9.5 in this MD&A.
Advances — Par balances decreased at December 31, 2025 to $92.5 billion, compared to $106.5 billion at December 31, 2024. Given that advances are always well collateralized, a provision for credit losses was not necessary. We have no history of credit losses on advances.
Long-term investment debt securities — Long-term investment debt securities are designated as AFS or held-to-maturity (HTM). Our investment profile consists almost exclusively of GSE and Agency-issued (GSE-issued) securities.
In the AFS portfolio, GSE-issued mortgage-backed securities were carried on the balance sheet at fair value of $10.1 billion and $8.6 billion at December 31, 2025 and December 31, 2024, respectively. Our portfolio consists primarily of long term fixed-rate long-term investments.
In the AFS portfolio, State and local housing finance agency obligations, primarily New York and New Jersey, were carried at $1.7 billion at December 31, 2025 and $1.3 billion at December 31, 2024.
In the HTM portfolio, long-term investments of predominantly GSE-issued fixed- and floating-rate mortgage-backed securities were
$10.3 billion and $10.7 billion at December 31, 2025 and December 31, 2024, respectively. No allowance for credit losses were deemed necessary for GSE-issued investments.
In the HTM portfolio, State and local housing finance agency obligations were $0.2 billion at December 31, 2025 and December 31,
2024. Allowance for credit losses on State and local housing finance agency obligations in the HTM portfolio was $0.1 million at
December 31, 2025, slightly lower than the balance at December 31, 2024.
Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds. Funds are classified as Equity
Investments and were carried on the balance sheet at fair values of $103.7 million at December 31, 2025 and $95.4 million at
December 31, 2024.

Mortgage loans held-for-portfolio — Mortgage loans are investments in MPF loans and MAP loans. As of March 31, 2021, the MAP mortgage loan program became our only active mortgage loan purchase program as we ceased to acquire mortgage loans through
MPF.
Unpaid principal balance of MPF loans stood at $1.4 billion at December 31, 2025, a decrease of $137.0 million from the balance at
December 31, 2024. Unpaid principal balance of MAP loans stood at $1.2 billion at December 31, 2025 compared to $745.5 million at
December 31, 2024.
Historically, credit performance has been strong in the MPF and MAP portfolio and delinquencies have been low.
Capital ratios — Our capital position remains strong. Actual risk-based capital was $8.0 billion at December 31, 2025 compared to
$8.5 billion at December 31, 2024. Required risk-based capital was $1.1 billion at December 31, 2025 compared to $1.0 billion at
December 31, 2024. To support $156.5 billion of total assets at December 31, 2025, the minimum required total capital was $6.3 billion, or 4.0% of assets. Our actual regulatory risk-based capital was $8.0 billion, exceeding required total capital by $1.8 billion.
These ratios have remained consistently above the required regulatory ratios through all periods in this report.
Leverage — At December 31, 2025 balance sheet leverage (based on U.S. GAAP) was 19.5 times shareholders’ equity compared to
19.1 times at December 31, 2024. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York
(FRBNY) to meet unexpected member demand for funds.
Selected Financial Data.

Statements of Condition	Years ended December 31,
(dollars in millions)	2025	2024	2023	2022	2021
Investments (a)	$60,787	$51,267	$46,359	$39,103	$30,898
Advances	92,307	105,838	108,890	115,293	71,536
Mortgage loans held-for-portfolio, net (b)	2,644	2,345	2,180	2,107	2,320
Total assets	156,545	160,300	158,333	157,391	105,358
Deposits and borrowings	3,090	2,429	3,482	1,027	1,321
Consolidated obligations, net
Bonds	68,467	80,552	97,569	85,498	54,829
Discount notes	76,020	67,859	47,907	61,793	42,197
Total consolidated obligations	144,487	148,411	145,476	147,291	97,026
Mandatorily redeemable capital stock	8	5	7	5	2
AHP liability	248	231	187	131	138
Capital
Capital stock	5,411	6,014	6,050	6,387	4,501
Retained earnings
Unrestricted	1,286	1,287	1,277	1,185	1,104
Restricted	1,329	1,209	1,061	911	827
Total retained earnings	2,615	2,496	2,338	2,096	1,931
Accumulated other comprehensive income (loss)	(11)	(100)	(143)	(136)	14
Total capital	8,015	8,410	8,245	8,347	6,446
Equity to asset ratio (c)(j)	5.12%	5.25%	5.21%	5.30%	6.12%

Statements of Condition	Years ended December 31,
Averages (See note below; dollars in millions)	2025	2024	2023	2022	2021
Investments (a)	$57,064	$54,725	$49,682	$36,531	$35,959
Advances	100,499	108,548	110,230	82,747	80,795
Mortgage loans held-for-portfolio, net	2,473	2,251	2,136	2,188	2,562
Total assets	161,112	168,029	164,728	123,207	120,488
Interest-bearing deposits and other borrowings	2,735	2,485	3,061	1,038	1,427
Consolidated obligations, net
Bonds	85,310	94,631	101,180	64,763	65,402
Discount notes	63,401	60,383	49,699	48,685	45,425
Total consolidated obligations	148,711	155,014	150,879	113,448	110,827
Mandatorily redeemable capital stock	7	6	7	23	2
AHP liability	230	203	154	131	148
Capital
Capital stock	5,772	6,148	6,185	4,969	4,896
Retained earnings
Unrestricted	1,307	1,323	1,240	1,113	1,114
Restricted	1,267	1,135	985	858	801
Total retained earnings	2,574	2,458	2,225	1,971	1,915
Accumulated other comprehensive income (loss)	(69)	(117)	(162)	(118)	20
Total capital	8,277	8,489	8,248	6,822	6,831
Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data	Years ended December 31,
(dollars in millions, except earnings and dividends per share, and headcount)	2025	2024	2023	2022	2021
Net income	$600	$738	$751	$417	$266
Net interest income (d)	852	987	995	634	541
Dividends paid in cash (e)	480	581	509	252	244
AHP expense	67	82	83	46	29
Return on average equity (f)(g)(j)	7.25%	8.49%	9.11%	6.12%	3.89%
Return on average assets (g)(j)	0.37%	0.44%	0.46%	0.34%	0.22%
Other non-interest income (loss)	103	113	77	29	(48)
Operating expenses (h)	219	210	188	169	166
Voluntary Contributions	37	38	21	3	—
Other expenses (k)	32	31	27	28	38
Total Operating and Other expenses	288	279	236	200	204
Operating expenses ratio (g)(i)(j)	0.14%	0.13%	0.11%	0.14%	0.14%
Earnings per share	$10.39	$12.01	$12.15	$8.40	$5.42
Dividends per share	$7.99	$9.50	$8.31	$5.34	$4.69
Headcount (Full/part time) (l)	378	382	345	327	340

(a)Investments include trading securities, available-for-sale securities, held-to-maturity securities, grantor trusts owned by the
FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.
(b)Allowances for credit losses were $3.7 million, $3.1 million, $3.3 million, $1.9 million, and $2.1 million for the years ended
December 31, 2025, 2024, 2023, 2022 and 2021, respectively.
(c)Equity to asset ratio is Capital stock plus Retained earnings and Accumulated other comprehensive income (loss) as a percentage of Total assets.
(d)Net interest income is before the provision for credit losses on mortgage loans.

(e)Excludes dividends accrued to non-members classified as interest expense under the accounting standards for certain financial instruments with characteristics of both liabilities and equity.
(f)Return on average equity is net income as a percentage of average Capital Stock plus average retained earnings and average
Accumulated other comprehensive income (loss).
(g)Annualized.
(h)Operating expenses include Compensation and Benefits.
(i)Operating expenses as a percentage of Total average assets.
(j)All percentage calculations are performed using amounts in thousands and may not agree if calculations are performed using amounts in millions.
(k)Other expenses include Finance Agency and Office of Finance expenses.
(l)The Bank increased headcount in 2024 to enhance its infrastructure including credit underwriting, risk management and technology.
Trends on the Financial Markets
Conditions in Financial Markets. The primary external factors that affect net interest income are market interest rates and the general state of the economy. The following table presents changes in key rates over the course of 2025 and 2024 (rates in percent):
Table 1.1        Market Interest Rates

	December 31,
	2025 Average	2024 Average	2025 Ending Rate	2024 Ending Rate
Federal Funds Target Rate	4.37%	5.31%	3.75%	4.50%
Federal Funds Effective Rate (a)	4.21	5.15	3.64	4.33
SOFR(a)	4.24	5.15	3.87	4.49
2-Year U.S. Treasury	3.82	4.38	3.47	4.24
5-Year U.S. Treasury	3.92	4.13	3.73	4.38
10-Year U.S. Treasury	4.29	4.20	4.17	4.57
15-Year Residential Mortgage Note Rate	6.01	6.55	5.66	6.60
30-Year Residential Mortgage Note Rate	6.72	7.14	6.25	7.28

(a)Source: Board of Governors Federal Reserve System; all other sources are Bloomberg L.P.
During the year, the market rates continued to rise slightly as the Federal Reserve continued to combat inflation.
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
Valuation of Financial Instruments — The following assets and liabilities, including those for which the FHLBNY has elected the fair value option, were carried at fair value on the Statements of Condition as of December 31, 2025:
•Fair values of derivative instruments — Derivatives are valued using internal valuation techniques as no quoted market prices exist for such instruments, and we employ industry standard option adjusted valuation models that generate fair values of interest rate derivatives. We have classified derivatives as Level 2.
•Fair values of instruments elected under the Fair Value Option — When the FHLBNY elects the FVO, the election is made on an instrument-by-instrument basis on Consolidated obligation debt and advances, which are fair valued using the Bank’s industry standard option adjusted models. We have classified instruments elected under the FVO as Level 2.
•Fair values of available-for-sale mortgage-backed securities — We request prices for all mortgage-backed securities from third-party vendors. Typically, fair values are classified as Level 2.
•Fair values of available-for-sale Housing finance agency bonds — We request pricing information from pricing services.
Due to the current lack of significant market activity, their fair values are classified as Level 3.
•Trading Securities — The FHLBNY classifies trading securities as Level 1 of the fair value hierarchy when we use quoted market prices in active markets to determine the fair value of trading securities, such as U.S. Government and GSE securities.

We classify trading securities as Level 2 of the fair value hierarchy when we use quoted market prices in less active markets to determine the fair value of trading securities.
•Equity Investments — The FHLBNY has grantor trusts to support the Bank’s retirement plans, which invests in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available, and investments are redeemable at short notice. Because of the highly liquid nature of the investments at their NAVs, they are categorized as
Level 1 financial instruments under the valuation hierarchy.
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
A short-cut hedging relationship assumes no ineffectiveness and implies that the hedge between an interest-rate swap and an interest-
bearing financial instrument is perfectly correlated. Therefore, it is assumed that changes in the fair value of the interest-rate swap and the interest-bearing financial instrument will perfectly offset one another; therefore, no ineffectiveness is recorded in earnings or OCI.
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
Regulatory Environment.  The Bank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities and areas of focus, such as deregulation, by the federal executive administration, FHFA, and other financial regulators have changed and continue to impact the regulatory environment. For example, FHFA repealed the Fair Lending, Fair Housing, and
Equitable Housing Finance Plans regulation applicable to the FHLBanks, effective March 9, 2026, citing the federal executive administration’s deregulatory priorities. Furthermore, during 2025, withdrawals and rescissions of certain rules, proposed rules and advisory, regulatory, or technical guidance, have affected, and likely will continue to affect, certain aspects of the Bank's business operations. These changes could impact the Bank's financial condition, results of operations, and reputation.
March 2026 Executive Orders: On March 13, 2026, the federal executive administration issued two executive orders addressing mortgage credit availability and housing affordability. One executive order directs FHFA and certain other financial regulators to consider:
(1)revising capital regulations to tailor risk weights for all banks, including community banks, for portfolio mortgages, servicing rights, and warehouse lines of credit;
(2)modernizing collateral valuation and transfer systems between Federal Reserve Banks and FHLBanks;
(3)expanding access to longer-dated FHLBank advances tied to residential mortgage assets;
(4)creating targeted FHLBank liquidity programs for entry‑level housing, owner‑occupied purchase loans, and small residential builders;
(5)accelerating collateral boarding and valuation processes through standardized data and digital documentation; and
(6)refocusing FHLBanks’ Affordable Housing Programs to facilitate faster-cycle execution and greater financial leverage for small-scale and owner-occupied housing projects.
The executive order also instructs FHFA and the Vice Chairman for Supervision of the Federal Reserve to consider authorizing
FHLBanks’ intermediate access to the Federal Reserve’s discount window for FHLBanks’ depository institution members.
Additionally, among other actions, the executive order directs FHFA and other relevant federal agencies to consider facilitating the acceptance of e-notes and promoting digital mortgage standards. Under the executive order, FHFA, in consultation with other relevant federal agencies, is required to submit a report on the efficiency of national housing finance markets, identifying recommendations for regulatory or legislative changes necessary to address any regulatory or oversight gaps.
The second executive order, together with other actions, directs FHFA and certain other federal agencies to consider eliminating unduly burdensome rules and reforming programs that constrain residential development and impede housing affordability, especially the construction of affordable single-family homes as well as suburban and exurban neighborhoods.
While we note that the executive orders could potentially affect the Bank’s liquidity products, collateral and operational requirements, capital deployment, and housing-related initiatives, they do not, by themselves, change existing regulations or program requirements applicable to the Bank or the FHLBank System. The nature, timing, and scope of any regulatory or programmatic changes resulting from these executive orders remain uncertain and would be subject to further agency action, including rulemaking or guidance, as applicable. We will continue to monitor developments related to these executive orders and assess their potential impact on the Bank, the FHLBank System, and the Bank’s members.
January 2026 Executive Order: On January 20, 2026, the federal executive administration issued an executive order that seeks to restrict acquisitions by large institutional investors of single-family homes. Among other things, the executive order directs certain agencies, including FHFA, to issue guidance to (i) prevent agencies and government-sponsored enterprises from providing for, approving, insuring, guaranteeing, securitizing, or facilitating the acquisition by a large institutional investor of a single-family home that could otherwise be purchased by an individual owner-occupant, or disposing of federal assets in a manner that transfers a single-
family home to a large institutional investor; and (ii) promote sales to individual owner-occupants, including through anti-
circumvention provisions, first-look policies, and disclosure requirements. The executive order also calls for legislative recommendations to codify related policies and directs certain agencies to conduct reviews and consider additional measures to combat speculation by large institutional investors in single-family housing markets. We are unable to predict the nature of the guidance, measures, or recommendations, or how each may impact the Bank’s business.
Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and the impact they may have on the Bank and the FHLBank System. We also cannot predict the federal executive administration’s actions on U.S. housing finance and government-sponsored enterprises, including relating to the revision or end of conservatorships of Fannie Mae and Freddie Mac or potential reforms or enhancements to their capital structure, or the imposition of new requirements or limitations on their existing authorities or changes in the nature of their government backed guarantees, along with any corresponding impacts to the FHLBank System, the secondary mortgage and mortgage-backed securities market, or the mortgage industry. We continue to monitor these actions as they evolve and to evaluate their potential impact on us. For a discussion of related risks, please refer to Item 1A Risk Factors.
Tax Exempt Municipal Bond Legislative Proposal: In February 2026, bipartisan legislation was introduced in the U.S. House of
Representatives and Senate that would restore and make permanent prior authority, previously in effect from 2008 to 2010, permitting
FHLBanks to support tax‑exempt municipal bonds used to finance certain housing‑related and community infrastructure projects, including water and sewer systems, hospitals, and schools. If enacted, the legislation would allow FHLBanks to provide standby letters of credit in connection with such municipal bonds through their member institutions. The proposed legislation does not provide for a federal guarantee or create taxpayer liability. The Bank will continue to monitor this legislative proposal and assess any potential operational or financial impacts on the Bank if the legislation is enacted.
SEC Treasury Clearing Rule: In December 2023, the U.S. Securities and Exchange Commission adopted rules requiring the central clearing of certain repurchase agreement transactions (“repos”) in U.S. Treasury securities, subject to phased‑in compliance dates and applicable exemptions. Compliance for eligible repo transactions is required by June 30, 2027. The Bank is within scope of the rule with respect to repos but is excluded from the requirement for outright purchases and sales. The Bank has elected to participate in central clearing on a sponsored basis. The Bank continues to assess implementation requirements and currently is progressing with onboarding arrangements in advance of the applicable compliance date.
Amendments to New York UCC Addressing Digital Assets: On December 5, 2025, New York Assembly Bill 3307/Senate Bill
1840 was signed into law amending New York’s Uniform Commercial Code (UCC). The legislation modernizes the state’s commercial rules with respect to digital assets.
Among other things, the legislation (i) adopts a new Article 12 to the New York UCC, which governs the ownership, transfer, and enforceability of certain digital assets called “controllable electronic records” (including cryptocurrency and non-fungible tokens
(NFTs); (ii) establishes, through amendments to Article 9 of the New York UCC, how parties may perfect a security interest in and thereby establish ‘control’ of such controllable electronic records; and (iii) ensures the negotiability of digital assets by providing that a good faith purchaser for value who obtains control (a “qualifying purchaser”) takes its interest free of competing claims. In addition, the legislation updates the New York UCC to recognize electronic records and signatures and to place electronic records on equal legal footing with paper‑based records for covered UCC transactions.
This legislation substantially incorporates the 2022 Amendments to the UCC approved by the Uniform Law Commission and
American Law Institute (the “2022 UCC Amendments”). New York joins the more than 30 states in adopting the 2022 UCC
Amendments. The amendments to New York’s UCC law are effective June 3, 2026. We will continue to monitor and review this legislation’s impact on the Bank and its operations and financial condition.

Financial Condition
Table 2.1        Statements of Condition — Period-Over-Period Comparison

(Dollars in thousands)	December 31, 2025	December 31, 2024	Net change in dollar amount	Net change in percentage
Assets
Cash and due from banks	$38,192	$26,141	$12,051	46.10%
Interest-bearing deposits	2,960,000	2,770,000	190,000	6.86
Securities purchased under agreements to resell	15,950,000	10,895,000	5,055,000	46.40
Federal funds sold	11,550,000	9,415,000	2,135,000	22.68
Trading securities	7,387,187	7,237,940	149,247	2.06
Equity Investments	103,707	95,422	8,285	8.68
Available-for-sale securities	12,345,845	9,987,284	2,358,561	23.62
Held-to-maturity securities	10,490,167	10,865,935	(375,768)	(3.46)
Advances	92,306,684	105,838,238	(13,531,554)	(12.79)
Mortgage loans held-for-portfolio	2,644,449	2,345,395	299,054	12.75
Accrued interest receivable	523,973	571,199	(47,226)	(8.27)
Premises, software, and equipment	84,524	78,966	5,558	7.04
Operating lease right-of-use assets	44,289	49,550	(5,261)	(10.62)
Finance lease right-of-use assets	1,532	2,003	(471)	(23.51)
Derivative assets	99,548	97,344	2,204	2.26
Other assets	14,896	24,531	(9,635)	(39.28)
Total assets	$156,544,993	$160,299,948	$(3,754,955)	(2.34)%

Liabilities
Deposits
Interest-bearing demand	$3,071,958	$2,415,356	$656,602	27.18%
Non-interest-bearing demand	18,003	14,028	3,975	28.34
Total deposits	3,089,961	2,429,384	660,577	27.19

Consolidated obligations
Bonds	68,466,741	80,552,135	(12,085,394)	(15.00)
Discount notes	76,019,517	67,858,939	8,160,578	12.03
Total consolidated obligations	144,486,258	148,411,074	(3,924,816)	(2.64)

Mandatorily redeemable capital stock	7,585	4,509	3,076	68.22

Accrued interest payable	470,265	604,267	(134,002)	(22.18)
Affordable Housing Program	247,824	231,447	16,377	7.08
Derivative liabilities	4,097	13,357	(9,260)	(69.33)
Other liabilities	167,633	133,503	34,130	25.56
Operating lease liabilities	54,696	60,853	(6,157)	(10.12)
Finance lease liabilities	1,571	2,025	(454)	(22.42)
Total liabilities	148,529,890	151,890,419	(3,360,529)	(2.21)
Capital	8,015,103	8,409,529	(394,426)	(4.69)
Total liabilities and capital	$156,544,993	$160,299,948	$(3,754,955)	(2.34)%

Balance Sheet overview December 31, 2025 and December 31, 2024
Total assets decreased to $156.5 billion at December 31, 2025, from $160.3 billion at December 31, 2024, a decrease of $3.8 billion, or 2.4%.
Cash at banks was $38.2 million at December 31, 2025, compared to $26.1 million at December 31, 2024.
Money market investments increased $7.4 billion at December 31, 2025 to $30.5 billion, as compared to $23.1 billion at December 31,
2024. We continue to maintain an ample supply of funds to meet liquidity demands. Federal funds sold averaged $17.2 billion and
$19.4 billion in 2025 and 2024, respectively. Resale agreements averaged $7.5 billion and $4.8 billion in 2025 and 2024, respectively.
Money market investments also included interest-bearing deposits at highly-rated financial institutions. Balances were $3.0 billion and
$2.8 billion at December 31, 2025 and December 31, 2024, respectively.
Advances — Par balances decreased at December 31, 2025 to $92.5 billion, compared to $106.5 billion at December 31, 2024. Short-
term fixed-rate advances increased by 7.6% to $17.0 billion at December 31, 2025, up from $15.8 billion at December 31, 2024. ARC advances, which are adjustable-rate borrowings, decreased by 29.4% to $23.3 billion at December 31, 2025, compared to $33.0 billion at December 31, 2024.
Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale or held-to-
maturity. Our investment profile consists almost exclusively of GSE and Agency issued securities.
In the AFS portfolio, long-term investments of floating-rate GSE-issued mortgage-backed securities were carried on the balance sheet at fair values of $292.8 million at December 31, 2025 and $343.0 million at December 31, 2024. Fixed-rate long-term investments in the AFS portfolio, comprised of fixed-rate GSE-issued mortgage-backed securities, were carried on the balance sheet at fair values of
$9.8 billion at December 31, 2025 and $8.3 billion at December 31, 2024. We acquired $1.4 billion (par) of fixed-rate GSE-issued
MBS in 2025.
State and local housing finance agency obligations, primarily New York and New Jersey, were carried as AFS securities at $1.7 billion at December 31, 2025 and $1.3 billion at December 31, 2024.
In the HTM portfolio, long-term investments were predominantly GSE-issued fixed- and floating-rate mortgage-backed securities and a small portfolio of housing finance agency bonds. Fixed- and floating-rate mortgage-backed securities in the HTM portfolio were
$10.3 billion at December 31, 2025 and $10.7 billion at December 31, 2024. We acquired $1.6 billion (par) of floating-rate GSE-
issued MBS in 2025.
State and local housing finance agency obligations, primarily New York and New Jersey, were carried as HTM securities at $0.2 billion at December 31, 2025 and December 31, 2024.
Trading securities (liquidity portfolio) — The objective of the trading portfolio is to meet short-term contingency liquidity needs.
During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings. At December 31, 2025 and December 31, 2024, trading investments were $7.4 billion and $7.2 billion in U.S. Treasury securities.
We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.
Equity Investments — We own grantor trusts that invest in highly-liquid registered mutual funds. Funds are classified as Equity
Investments and were carried on the balance sheet at fair values of $103.7 million at December 31, 2025 and $95.4 million at
December 31, 2024.

Mortgage loans held-for-portfolio — Mortgage loans are investments in Mortgage Partnership Finance Program and Mortgage Asset
Program. Unpaid principal balance of MPF loans stood at $1.4 billion at December 31, 2025, a decrease of $137.0 million from the balance at December 31, 2024. Unpaid principal balance of MAP loans stood at $1.2 billion at December 31, 2025, an increase of
$426.0 million from the balance at December 31, 2024. The total mortgage loans held-for-portfolio primarily consists of fixed-rate, single-family mortgages. Paydowns for the total portfolio for twelve months ended December 31, 2025 were $210.1 million compared to $187.4 million for the same period in 2024. Acquisitions for the twelve months ended December 31, 2025 were $513.8 million compared to $356.9 million for the same period in 2024. Historically, credit performance has been strong and delinquency low. Loan origination by members and acceptable pricing are key factors that drive acquisitions. Residential collateral values have remained stable in the New York and New Jersey sectors, the primary geographic concentration for our mortgage loan portfolio, and historical loss experience remains very low. Serious delinquencies (typically 90 days or more) at December 31, 2025 were higher than
December 31, 2024. Allowance for credit losses increased to $3.7 million at December 31, 2025 compared to $3.1 million at
December 31, 2024.
Capital ratios — Our capital position remains strong. Actual risk-based capital was $8.0 billion at December 31, 2025 compared to
$8.5 billion at December 31, 2024. Required risk-based capital was $1.1 billion at December 31, 2025 compared to $1.0 billion at
December 31, 2024. To support $156.5 billion of total assets at December 31, 2025, the minimum required total capital was $6.3 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.0 billion, exceeding required total capital by $1.8 billion.
These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.
Leverage — At December 31, 2025, balance sheet leverage (based on U.S. GAAP) was 19.5 times shareholders’ equity compared to
19.1 times at December 31, 2024. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York
(FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.
Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at December 31, 2025 included $32.9 million as demand cash balances at the FRBNY, $27.5 billion in short-term and overnight investments in the federal funds and resale agreements, and $10.1 billion of high credit quality GSE-issued available-for-sale securities that are investment grade and readily marketable.
We also have other regulatory liquidity measures in place, including deposit liquidity and operational liquidity, and other liquidity buffers.
For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term
Borrowings and Short-Term Debt, and Table 9.1 through Table 9.5 in this MD&A.
Credit Risk Management Framework
As part of an effort to evolve our Credit Risk Management Framework to better align it with the current regulatory environment, the
FHLBNY has enhanced its credit oversight and credit rating methodology to assess the financial condition of member institutions. The
Framework updates were initially implemented in the third quarter of 2025.
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
Carrying values of advances outstanding were $92.3 billion at December 31, 2025 and $105.8 billion at December 31, 2024. Carrying values included cumulative hedging basis adjustment losses of $0.1 billion at December 31, 2025 and $0.7 billion at December 31,
2024.

Table 3.1        Advance Trends

Advance Trends
180
170
160
150
140
130
120
110
100
90
80
70
60
50
40
30
20
10
0
$156.5
$92.5
Dec-2023
Mar-2024
Jun-2024
Sep-2024
Dec-2024
Mar-2025
Jun-2025
Sep-2025
Dec-2025
Total assets
Advances par amount

(in billions)
Member demand for advance products
Future demand from our members for advances is difficult to forecast as it is uncertain what the impact will be on our members’
businesses from multiple uncertainties, including supply of deposits and other funding to members’ businesses, risk of credit losses, and other potential disruptions to our members’ businesses.
The FHFA in its “FHLBank System at 100: Focusing on the Future” report (System at 100 Report) released in November 2023 stated
that the FHFA has communicated its expectation that the FHLBanks revisit their policies, procedures, and systems for evaluating the financial condition of members. The System at 100 Report and the FHFA’s Advisory Bulletin AB 2024-03, published September 27,
2024, stated that the FHLBanks must evaluate members’ financial condition and ability to repay advances and noted that while pledged collateral may protect an FHLBank against risk of loss, it only serves as a backup source of repayment if the member cannot repay the advance. The FHFA is initiating multiple actions to strengthen member risk management by the FHLBanks. The System at
100 Report and Advisory Bulletin 2024-03 emphasize that the FHLBanks are not “lenders of last resort” and need to coordinate with members’ primary regulators and the Federal Reserve Banks to facilitate the transition of troubled members to the Federal Reserve’s discount window. These comments from the FHFA and potential related actions by policy makers or member regulators may cause financially healthy members to reduce their advances or amount of excess collateral pledged to the Bank. This may make it more difficult for the Bank to provide liquidity in support of members that are experiencing temporary liquidity difficulties.

Advances — Product Types
The following table summarizes par values of advances by product type (dollars in thousands):
Table 3.2        Advances by Product Type

	December 31, 2025		December 31, 2024
	Amounts	Percentage of Total	Amounts	Percentage of Total
Adjustable Rate Credit - ARCs	$23,317,000	25.22%	$33,022,000	30.99%
Fixed Rate Advances	46,988,911	50.81	52,283,871	49.08
Short-Term Advances	16,984,886	18.37	15,789,348	14.82
Mortgage Matched Advances	319,608	0.35	385,448	0.36
Overnight & Line of Credit (OLOC) Advances	3,036,265	3.28	2,657,287	2.49
All other categories	1,819,734	1.97	2,411,645	2.26
Total par value	92,466,404	100.00%	106,549,599	100.00%
Advance discounts	(10,491)		(11,117)
Hedge valuation basis adjustments	(149,229)		(700,244)
Total	$92,306,684		$105,838,238
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
reassessed to ensure that they are reflective of current market conditions.
The following table summarizes pledged collateral (in thousands):
Table 3.3        Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
	Advances (b)	Other Obligations (c)	Total Indebtedness	Loans (d)	Securities and Deposits (d)	Total (d)
December 31, 2025	$92,466,404	$24,190,019	$116,656,423	$379,482,484	$66,900,291	$446,382,775
December 31, 2024	$106,549,599	$20,755,380	$127,304,979	$363,403,141	$70,196,673	$433,599,814

(a)The level of over-collateralization is on an aggregate basis and may not necessarily be indicative of a similar level of over-
collateralization on an individual member basis. At a minimum, each member pledged sufficient collateral to adequately secure the member’s outstanding obligation with the FHLBNY. In addition, most members maintain an excess amount of pledged collateral with the FHLBNY to secure future liquidity needs.
(b)Par value.
(c)Standby financial letters of credit, derivatives, and members’ credit enhancement guarantee amount (MPFCE).
(d)Estimated market value.

The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):
Table 3.4        Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Total Collateral Received
December 31, 2025	$68,180,070	$378,202,705	$446,382,775
December 31, 2024	$71,702,496	$361,897,318	$433,599,814
Advances — Interest Rate Terms
The following table summarizes interest-rate payment terms for advances (dollars in thousands):
Table 3.5        Advances by Interest-Rate Payment Terms

	December 31, 2025		December 31, 2024
	Amounts	Percentage of Total	Amounts	Percentage of Total
Fixed-rate (a)	$68,426,404	74.00%	$72,670,599	68.20%
Variable-rate (b)	24,040,000	26.00	33,879,000	31.80
Total par value	92,466,404	100.00%	106,549,599	100.00%
Advance discounts	(10,491)		(11,117)
Hedge valuation basis adjustments	(149,229)		(700,244)
Total	$92,306,684		$105,838,238

(a)Fixed-rate borrowings remained the largest category of advances borrowed by members and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at December 31, 2025, with only 2.1% of advances in the remaining maturity bucket of greater than 5 years (2.9% at December 31, 2024). For more information, see financial statements Note 9. Advances.
(b)Variable-rate advances are ARC advances are indexed to SOFR-OIS, Federal Funds-OIS or other benchmark indices. The
FHLBNY’s larger members are generally borrowers of variable-rate advances.

The following table summarizes Redemption Term of advances (dollars in thousands):
Table 3.6        Advances by Redemption Term

	December 31, 2025		December 31, 2024		Change
Redemption Term (dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Fixed-rate
Due in 1 year or less	$44,984,380	48.65%	$45,365,357	42.58%	$(380,977)	(0.84)%
Due after 1 year through 3 years	14,772,665	15.98	15,485,706	14.53	(713,041)	(4.60)
Due after 3 years through 5 years	6,131,164	6.63	8,074,063	7.58	(1,942,899)	(24.06)
Due after 5 years through 15 years	687,087	0.74	1,782,025	1.67	(1,094,938)	(61.44)
Total principal amount	66,575,296	72.00	70,707,151	66.36	(4,131,855)	(5.84)

Fixed-rate, putable
Due in 1 year or less	111,000	0.12	—	—	111,000	NM
Due after 1 year through 3 years	427,500	0.46	738,000	0.69	(310,500)	(42.07)
Due after 3 years through 5 years	703,500	0.76	507,000	0.48	196,500	38.76
Due after 5 years through 15 years	289,500	0.31	333,000	0.31	(43,500)	(13.06)
Total principal amount	1,531,500	1.65	1,578,000	1.48	(46,500)	(2.95)

Variable-rate
Due in 1 year or less	19,862,000	21.48	23,139,000	21.72	(3,277,000)	(14.16)
Due after 1 year through 3 years	2,053,000	2.22	7,740,000	7.26	(5,687,000)	(73.48)
Due after 3 years through 5 years	1,125,000	1.22	2,000,000	1.88	(875,000)	(43.75)
Due after 5 years through 15 years	1,000,000	1.08	1,000,000	0.94	—	—
Total principal amount	24,040,000	26.00	33,879,000	31.80	(9,839,000)	(29.04)

Other (a)
Due in 1 year or less	76,228	0.08	75,840	0.07	388	0.51
Due after 1 year through 3 years	208,261	0.23	150,500	0.14	57,761	38.38
Due after 3 years through 5 years	33,116	0.04	156,875	0.15	(123,759)	(78.89)
Due after 5 years through 15 years	2,003	—	2,233	—	(230)	(10.30)
Total principal amount	319,608	0.35	385,448	0.36	(65,840)	(17.08)

Total principal amount advances	92,466,404	100.00%	106,549,599	100.00%	(14,083,195)	(13.22)%
Other adjustments, net (b)	(159,720)		(711,361)		551,641

Total advances	$92,306,684		$105,838,238		$(13,531,554)

(a)Includes hybrid, fixed-rate amortizing/mortgage matched, convertible, fixed-rate callable or prepayable, and other advances.
(b)Consists of hedging and fair value option valuation adjustments and unamortized premiums, discounts, and commitment fees.
NM — Not meaningful.
Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when hedge effectiveness accounting provisions cannot be established.

The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):
Table 3.7        Hedged Advances by Type

Par Amount	December 31, 2025	December 31, 2024
Qualifying hedges
Fixed-rate bullets (a)	$57,231,100	$50,683,456
Fixed-rate putable (b)	1,531,500	1,578,000
Fixed-rate with embedded cap	80,000	—
Total qualifying hedges	$58,842,600	$52,261,456

Aggregate par amount of advances hedged (c)	$59,309,100	$55,474,669
Fair value basis (hedging adjustments) (d)	$(149,229)	$(700,244)

(a)Generally, fixed-rate medium- and longer-term advances are hedged to mitigate the risk in fixed-rate lending.
(b)Putable advances are hedged by cancellable swaps, and the paired long put option mitigate the put option risks; in the hedge, fixed-rate cash flows are also synthetically converted to benchmark floating-rate.
(c)Represents par values of advances in ASC 815 hedge relationships. Amounts include advances that were in ASC 815 hedges but have since been de-designated or advances that are in economic hedges (not qualifying as ASC 815 accounting hedge).
(d)Fair value basis hedging adjustments included immaterial balances of unamortized basis as a result of de-designation hedges.
Economic hedges of floating-rate advances — From time to time, we issue floating-rate advances indexed to benchmark rates (Federal
Funds-OIS and SOFR-OIS) and may then execute interest rate basis swaps that would synthetically convert the cash flows to the desired floating-rate cash flows indexed to another benchmark to meet our asset/liability funding strategies. At December 31, 2025 and
December 31, 2024, there was no basis swaps outstanding. The carrying value of the advances in the economic hedge would not include fair value basis since the advance is recorded at amortized cost.
Putable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):
Table 3.8        Putable and Callable Advances

	Advances
Par Amount	December 31, 2025	December 31, 2024
Putable (a)	$1,531,500	$1,578,000
No-longer putable/callable	$221,000	$22,000

(a)Putable advances were typically long-term advances with one or more put options exercisable by the FHLBNY. Putable advances are hedged in an ASC 815 qualifying fair value hedge with mirror image terms, including mirror image put option terms.
Investments
We maintain long-term investment portfolios of debt securities, which are principally mortgage-backed securities issued by GSEs and
U.S. Agency. Investments include a small portfolio of MBS issued by private enterprises, and bonds issued by state or local housing finance agencies. We also maintain short-term investments for our liquidity resources, for funding daily stock repurchases and redemptions, for ensuring the availability of funds to meet the credit needs of our members, and to provide additional earnings. We also invest in a liquidity trading portfolio, the purpose of which is to augment our liquidity needs. Investments in the trading portfolio are typically U.S. Treasury securities, and from time to time we have also invested in GSE-issued securities, all carried at their fair values. The Finance Agency prohibits speculative investments but allows the designation of a trading portfolio for liquidity purposes.
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
Table 4.1        Investments by Categories

	December 31, 2025	December 31, 2024	Dollar Variance	Percentage Variance
State and local housing finance agency obligations, net (a)
Available-for-sale securities, at fair value	$1,664,523	$1,297,431	$367,092	28.29%
Held-to-maturity securities, at carrying value, net	151,604	159,100	(7,496)	(4.71)
Total HFA securities	1,816,127	1,456,531	359,596	24.69

U.S. Treasury notes, available-for-sale at fair value	560,272	—	560,272	100.00
Trading securities (b)	7,387,187	7,237,940	149,247	2.06
Mortgage-backed securities
Available-for-sale securities, at fair value (c)	10,121,050	8,689,853	1,431,197	16.47
Held-to-maturity securities, at carrying value, net (c)	10,338,563	10,706,835	(368,272)	(3.44)
Total MBS securities	20,459,613	19,396,688	1,062,925	5.48

Equity investments in Grantor trusts (d)	103,707	95,422	8,285	8.68
Interest-bearing deposits	2,960,000	2,770,000	190,000	6.86
Securities purchased under agreements to resell	15,950,000	10,895,000	5,055,000	46.40
Federal funds sold	11,550,000	9,415,000	2,135,000	22.68

Total Investments	$60,786,906	$51,266,581	$9,520,325	18.57%
(a)State and local housing finance agency bonds are designated as both AFS, carried at fair values and HTM, carried at carrying value. There were purchases of $375.0 million of AFS State and local housing finance agency bonds for the twelve months ending
December 31, 2025. Payments from HTM portfolio were $7.5 million and payments from the AFS portfolio were $7.2 million.
(b)Trading securities comprised of U.S. Treasury securities at December 31, 2025 and are carried at fair value. Trading portfolio is for liquidity and not for speculative purposes. We acquired and sold $3.5 billion par of U.S. Treasury securities in 2025.
(c)AFS securities outstanding were GSE and U.S. Agency issued MBS and carried at fair values. MBS in the HTM portfolio were predominantly GSE-issued.
(d)Funds in the grantor trusts are designated as equity investments and are carried at fair value. Trust fund balances represent investments in registered fixed-income and equity mutual funds and money market funds. Funds are highly liquid and readily redeemable at their NAVs, which are the fair values of the investments. The funds are owned by the FHLBNY, and the intent is to utilize investments to fund current and potential future payment obligations of the non-qualified employee retirement plans.

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):
Table 4.2        Investment Debt Securities Issuer Concentration

	December 31, 2025			December 31, 2024
Long Term Investment (c)	Carrying (a) Value	Fair value	Carrying value as a Percentage of Capital	Carrying (a) Value	Fair Value	Carrying value as a Percentage of Capital
MBS
Fannie Mae	$2,107,351	$2,106,342	26.29%	$1,998,068	$1,987,125	23.76%
Freddie Mac	18,347,280	18,247,320	228.91	17,366,261	17,086,112	206.51
Ginnie Mae	4,982	4,982	0.06	5,796	5,796	0.07
All Others - PLMBS (d)	—	—	—	26,563	30,293	0.32
Non-MBS, net (b)	2,376,399	2,371,581	29.65	1,456,531	1,447,232	17.32
Total Investment Debt Securities	$22,836,012	$22,730,225	284.91%	$20,853,219	$20,556,558	247.98%

Categorized as:

Available-for-Sale Securities	$12,345,845	$12,345,845		$9,987,284	$9,987,284

Held-to-Maturity Securities, net	$10,490,167	$10,384,380		$10,865,935	$10,569,274

(a)Carrying values include fair values for AFS securities.
(b)Non-MBS — Includes Housing finance agency bonds.
(c)Excludes Trading portfolio.
(d) In the third quarter of 2025, the Bank sold all remaining securities in our PLMBS portfolio.
The following tables summarize external rating information of the held-to-maturity portfolio (carrying values in thousands):
Table 4.3        External Rating of the Held-to-Maturity Portfolio

	December 31, 2025
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$—	$10,338,563	$—	$—	$—	$10,338,563
State and local housing finance agency obligations	—	151,604	—	—	—	151,604
Total Long-term securities	$—	$10,490,167	$—	$—	$—	$10,490,167

	December 31, 2024
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$114	$10,681,180	$16,627	$985	$7,929	$10,706,835
State and local housing finance agency obligations	—	159,100	—	—	—	159,100
Total Long-term securities	$114	$10,840,280	$16,627	$985	$7,929	$10,865,935

See footnotes (a) and (b) under Table 4.4.

The following tables summarize external rating information of the AFS portfolio (the carrying values of AFS investments are at fair values; in thousands):
Table 4.4        External Rating of the Available-for-Sale Portfolio

	December 31, 2025
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$—	$10,121,050	$—	$—	$—	$10,121,050
Housing and U.S. Obligations	154,129	2,070,666	—	—	—	2,224,795
Total Long-term securities	$154,129	$12,191,716	$—	$—	$—	$12,345,845

	December 31, 2024
	AAA-rated (a)	AA-rated (b)	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$—	$8,689,853	$—	$—	$—	$8,689,853
Housing and U.S. Obligations	161,979	1,135,452	—	—	—	1,297,431
Total Long-term securities	$161,979	$9,825,305	$—	$—	$—	$9,987,284

Footnotes to Table 4.3 and Table 4.4.
(a)Certain housing finance bonds have been assigned AAA, based on the ratings by S&P and Moody’s. In the third quarter of 2025, the Bank sold all the remaining securities in our PLMBS portfolio.
(b)We have assigned GSE-issued MBS a rating of AA+ based on the credit rating assigned to long-term senior debt issued by Fannie
Mae, Freddie Mac, and U.S. Agency. The debt ratings are based on S&P’s rating of AA+ for the GSE Senior long-term debt and
AA+ for the debt issued by the U.S. government; Moody’s debt rating is Aaa for the GSE Senior long-term debt and the U.S.
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
Table 4.5        Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	December 31, 2025		December 31, 2024
	Amortized Cost	Weighted Average Rate (a)	Amortized Cost	Weighted Average Rate (a)
Mortgage-backed securities
Due in one year or less	$1,407,215	3.04%	$707,129	3.06%
Due after one year through five years	6,914,188	3.21	7,838,114	3.43
Due after five years through ten years	8,230,958	3.69	7,888,662	3.59
Due after ten years	3,940,067	4.43	3,129,019	4.77
Total Mortgage-backed securities	$20,492,428	3.62%	$19,562,924	3.70%

(a)Average yields are derived by dividing interest income by the average amortized cost balances of the related maturity bucket.
A significant portion of the MBS portfolio consists of floating-rate securities and the weighted average rates will change in tandem with changes in SOFR.
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
thousands):
Table 4.6        Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed- Rate Prepayable CMBS
	December 31, 2025	December 31, 2024
Current face value of hedged CMBS	$8,800,492	$7,742,462
Partial-term hedge face value of hedged CMBS	$7,985,000	$6,980,000
Cumulative basis adjustment gains (losses) (a)	$(363,915)	$(634,699)
Interest rate swap contracts (par)	$7,985,000	$6,980,000

(a)Cumulative basis adjustment gains (losses) at December 31, 2025 and December 31, 2024 included immaterial balances of unamortized basis as a result of de-designation hedges.
Short-term investments
We typically maintain substantial investments in high quality short- and intermediate-term financial instruments such as secured overnight transactions collateralized by securities, including unsecured overnight and term deposits and federal funds sold to highly-
rated financial institutions who also satisfy other credit quality factors. These investments provide the liquidity necessary to meet members’ credit needs. Short-term investments also provide a flexible means of implementing the asset/liability management decisions to adjust liquidity. We also invest in a liquidity trading portfolio, consisting of U.S. Treasury securities, with the objective of satisfying our liquidity requirements and expanding our choice of investing for liquidity.

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
Securities purchased under agreements to resell — As part of our banking activities with counterparties, we have entered into secured financing transactions that mature overnight and can be extended only at our discretion. These transactions involve the lending of cash against securities, which are accepted as collateral. The balance outstanding under such agreements were $16.0 billion at
December 31, 2025 and $10.9 billion at December 31, 2024. Resale agreements averaged $7.5 billion and $4.8 billion in 2025 and
2024, respectively. For more information, see financial statements, Note 4. Interest-bearing Deposits, Federal Funds Sold and
Securities Purchased under Agreements to Resell.
Federal funds sold — Federal funds sold was $11.6 billion at December 31, 2025 and $9.4 billion at December 31, 2024 and averaged
$17.2 billion and $19.4 billion in 2025 and 2024, respectively. Investments represent unsecured lending to major banks and financial institutions. We are a major lender in this market, particularly in the overnight market. The amount of unsecured credit risk that may be extended to individual counterparties is commensurate with the counterparty’s credit quality as assessed by our management, and the assessment would include reviews of credit ratings of counterparty’s debt securities or deposits as reported by NRSROs. Overnight and short-term federal funds allow us to warehouse funds and provide balance sheet liquidity to meet unexpected member borrowing demands.
The table below presents federal funds sold, the counterparty credit ratings, and the domicile of the counterparty or the domicile of the counterparty’s parent for U.S. branches and agency offices of foreign commercial banks in the U.S. (in thousands):
Table 4.7        Federal Funds Sold by Domicile of the Counterparty (a)

	December 31, 2025		December 31, 2024		Year ended December 31,2025		Year ended December 31, 2024
Foreign Counterparties	S&P Rating	Moody’s Rating	S&P Rating	Moody’s Rating	Daily Average Balance	Balance at period end	Daily Average Balance	Balance at period end
Australia	AA-	AA2	AA-	AA2	$2,396,849	$2,100,000	$2,328,743	$2,435,000
Austria	A+	A1	A+	A1	1,025,206	—	1,323,975	—
Canada	A+ to AA-	A2 to AA2	A+ to AA-	A2 to AA2	4,356,241	6,765,000	5,631,434	3,685,000
Finland	AA-	AA3	AA-	AA3	1,236,699	615,000	1,594,932	745,000
France	A to A+	A1	A to A+	A1	1,956,767	1,290,000	2,054,593	1,645,000
Germany	A	A1	A	A1	88,041	130,000	20,902	155,000
Netherlands	A+	AA2	A+	AA2	1,010,871	650,000	1,022,869	750,000
Norway	AA-	AA2	AA-	AA2	1,441,137	—	1,141,612	—
Sweden	A+ to AA-	AA3 to AA2	A+ to AA-	AA3 to AA2	2,421,219	—	2,432,787	—
UK	A+	A1	A+	A1	512,548	—	1,267,842	—

Subtotal					16,445,578	11,550,000	18,819,689	9,415,000

USA	BBB+ to AA-	BAA1 to AA1	BBB+ to AA-	BAA1 to AA1	730,414	—	618,579	—
Total					$17,175,992	$11,550,000	$19,438,268	$9,415,000

(a)Average investment in federal funds sold has typically been greater than the period-end balance as counterparties have less demand at year-end than during the year.

The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):
Table 4.8        Trading Securities

	Trading Securities
	December 31, 2025	December 31, 2024
Par value	$7,550,925	$7,620,925
Amortized cost	$7,483,249	$7,475,474
Carrying/Fair value	$7,387,187	$7,237,940
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
The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):
Table 4.9        Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate
	Trading Securities
	December 31, 2025	December 31, 2024
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$7,550,925	$7,620,925
Par amounts of interest rate swaps	$7,523,057	$7,577,594

(a)Balances represent outstanding amounts of U.S. Treasury securities.

Mortgage Loans Held-for-Portfolio, Net
Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $2.6 billion at December 31, 2025, an increase of $288.9 million (net of acquisitions and paydowns) from the balance at December 31, 2024. Mortgage loan balances increased due to an increase in acquisitions. During 2025, the Bank purchased
$513.8 million of mortgage loans from members and paydowns were $210.1 million. Mortgage loans were investments in MPF and
MAP. Serious delinquencies at December 31, 2025 were lower than December 31, 2024. Allowance for credit losses was $3.7 million at December 31, 2025 and $3.1 million at December 31, 2024.
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
Table 5.1        Mortgage Loans by Conventional and Insured Loans

	December 31, 2025	December 31, 2024
Federal Housing Administration and Veteran Administration insured loans	$110,327	$117,689
Conventional loans	2,537,813	2,230,760
Allowance for credit losses on mortgage loans	(3,691)	(3,054)
Total mortgage loans held-for-portfolio, net	$2,644,449	$2,345,395

Loan and PFI Concentration — Loan concentration was in New York State, which is to be expected since many of the largest PFIs are located in New York. An overall decline in the economy, residential real estate market, or an occurrence of a natural disaster could adversely affect the value of the mortgage loans in a concentrated region. The tables below summarize concentrations — Geographic and PFI.
Table 5.2        Geographic Concentration of Mortgage Loans

	December 31, 2025		December 31, 2024
	Number of loans %	Amounts outstanding %	Number of loans %	Amounts outstanding %
New York State	69.2%	62.3%	71.2%	64.5%
New Jersey State	20.3%	25.4%	18.8%	23.7%

Table 5.3        Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands):

	December 31, 2025
	Mortgage Loans	Percent of Total Mortgage Loans
OceanFirst Bank	$276,575	10.64%
The Lyons National Bank	205,238	7.90
Teachers Federal Credit Union	160,259	6.17
Manasquan Bank	125,701	4.84
FourLeaf Federal Credit Union (a)	119,448	4.60
All Others	1,711,936	65.85
Total (b)	$2,599,157	100.00%

	December 31, 2024
	Mortgage Loans	Percent of Total Mortgage Loans
Bethpage Federal Credit Union	$190,533	8.25%
Teachers Federal Credit Union	157,597	6.82
OceanFirst Bank	135,235	5.85
The Lyons National Bank	128,751	5.57
Flagstar Bank, N.A.	127,288	5.51
All Others	1,570,830	68.00
Total(b)	$2,310,234	100.00%

(a)Effective March 3, 2025, Bethpage Federal Credit Union was renamed to FourLeaf Federal Credit Union.
(b)Includes MPF unpaid principal balances of $1.4 billion as of December 31, 2025 and $1.6 billion as of  December 31, 2024 and
MAP unpaid principal balances of $1.2 billion as of December 31, 2025 and $0.7 billion as of  December 31, 2024.
Debt Financing Activity and Consolidated Obligations
Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $144.5 billion and $148.4 billion at December 31, 2025 and December 31, 2024, respectively.
CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds was $68.5 billion (par, $68.4 billion) at
December 31, 2025, compared to $80.6 billion (par, $81.1 billion) at December 31, 2024. The carrying value of Consolidated obligation discount notes outstanding was $76.0 billion at December 31, 2025 and $67.9 billion at December 31, 2024.
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
Debt Ratings — A FHLBank’s ability to access the capital markets to issue debt, as well as our cost of funds, is dependent on credit ratings from Nationally Recognized Statistical Rating Organizations. Consolidated obligations of FHLBanks are rated Aa1/P-1 by
Moody’s, and AA+/A-1+ by S&P. Any rating actions on the U.S. Government would likely result in all individual FHLBanks’ long-
term deposit ratings and the FHLBank System long-term bond rating moving in lockstep with any U.S. sovereign rating action.

Joint and Several Liability — Although we are primarily liable for our portion of Consolidated obligations (i.e. those issued on our behalf), we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on the Consolidated obligations of all the FHLBanks. For more information, see financial statements, Note 19. Commitments and Contingencies.
SOFR CO Bonds — The FHLBNY is an active participant in the issuance of SOFR-linked CO bonds. Outstanding balances were
$29.2 billion at December 31, 2025 and $32.2 billion at December 31, 2024.
Consolidated obligation bonds
The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):
Table 6.1        CO Bonds by Type

	December 31, 2025		December 31, 2024
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$22,142,355	32.37%	$24,815,835	30.61%
Fixed-rate, callable	15,927,800	23.28	21,611,130	26.66
Step Up, callable	1,132,000	1.65	2,357,000	2.91
Step Down, callable	52,000	0.08	52,000	0.06
Floating rate, callable	25,000	0.04	25,000	0.03
Single-index floating rate	29,129,500	42.58	32,209,000	39.73
Total par value	68,408,655	100.00%	81,069,965	100.00%

Bond premiums	42,461		61,455
Bond discounts	(18,008)		(21,289)
Hedge valuation basis adjustments (a)	(51,438)		(605,481)
Hedge basis adjustments on de-designated hedges (b)	92,610		100,019
FVO (c) - valuation adjustments and accrued interest	(7,539)		(52,535)
Total Consolidated obligation bonds	$68,466,741		$80,552,135
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
(a)Hedging valuation basis adjustments — The reported carrying values of hedged CO bonds are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. Our primary benchmarks are SOFR-OIS and Federal Funds-OIS. In the hedging relationships, a benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for hedged CO bonds. Table 6.2 CO Bonds Hedged under Qualifying Fair Value Hedges discloses notional amounts of CO bonds hedged. The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis gains of $0.1 billion at December 31, 2025 and $0.6 billion at December 31, 2024. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.
(b)Valuation basis of terminated hedges — Represents unamortized cumulative valuation basis of certain CO bonds that were no longer in fair value hedge relationships. When hedging relationships for the debt were de-designated, the net unrealized cumulative losses at the hedge termination dates were no longer adjusted for changes in the benchmark rate. Instead, the valuation basis is being amortized on a level yield method, and the net amortization is recorded as a reduction of Interest expense. If the CO bonds are held to maturity, the basis losses will be fully amortized through interest expense.
(c)FVO valuation adjustments — Valuation basis adjustments and accrued interest payable are recorded to recognize changes in the entire fair value (the full fair value) of CO bonds elected under the FVO. Table 6.3 CO Bonds Elected under the Fair Value
Option (FVO) discloses par amounts of CO bonds elected under the FVO.

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
The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):
Table 6.2        CO Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	December 31, 2025	December 31, 2024
Qualifying hedges
Fixed-rate bullet bonds	$14,739,580	$15,580,510
Fixed-rate callable bonds	15,509,800	23,483,130
	$30,249,380	$39,063,640
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
The following table provides information on CO bonds elected under the fair value option (in thousands):
Table 6.3        CO Bonds Elected under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	December 31, 2025	December 31, 2024
Bonds designated under FVO	$564,405	$1,756,650
CO bonds elected under the FVO were generally in economic hedges by the execution of interest rate swaps that converted the fixed-
rate CO bonds to a variable-rate instrument. We elected to account for the CO bonds under the FVO when we were generally unable to assert with confidence that the short- and intermediate-term bonds, or callable bonds, with short lock-out periods to the exercise of call options, would remain effective hedges as required under hedge accounting rules. We may also elect the FVO to achieve asset liability objectives. Designation of CO bonds under the FVO is an asset-liability management decision. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments.
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

The following table provides information on CO bonds in an economic hedge relationship (in thousands):
Table 6.4        Economic Hedges of CO Bonds (data in table excludes CO bonds elected under the FVO)

	Consolidated Obligation Bonds
Par Amount	December 31, 2025	December 31, 2024
Bonds designated as economically hedged (a)
Fixed-rate bonds (b)	$200,000	$335,000

(a)At December 31, 2025 and December 31, 2024, there were no basis swaps outstanding.
(b)Fixed-rate debt — CO Bonds that were previously hedged and have fallen out of effectiveness.
CO Bonds — Maturity or Next Call Date
Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):
Table 6.5        CO Bonds — Maturity or Next Call Date

	December 31, 2025		December 31, 2024
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date (a)
Due or callable in one year or less	$49,083,920	71.75%	$53,491,890	65.98%
Due or callable after one year through two years	12,350,470	18.05	16,630,140	20.51
Due or callable after two years through three years	3,870,565	5.66	4,866,470	6.00
Due or callable after three years through four years	1,115,850	1.63	3,113,065	3.84
Due or callable after four years through five years	292,450	0.43	1,099,550	1.36
Thereafter	1,695,400	2.48	1,868,850	2.31
Total par value	$68,408,655	100.00%	$81,069,965	100.00%

(a)Contrasting Consolidated obligation bonds by contractual maturity dates (see financial statements, Note 12. Consolidated
Obligations — Redemption Terms of Consolidated Obligation Bonds) with potential call dates (as reported in table above)
illustrates the impact of hedging on the effective duration of the bond. With a callable bond, we have purchased the option to terminate debt at agreed upon dates from investors. The call options are exercisable as either a one-time option or quarterly. Our current practice is to exercise our option to call a bond when the swap counterparty exercises its option to call the cancellable swap hedging the callable bond. Thus, issuance of a callable bond with an associated callable swap significantly alters the contractual maturity characteristics of the original bond and introduces the possibility of an exercise call date that is significantly shorter than the contractual maturity.
The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):
Table 6.6        Outstanding Callable CO Bonds versus Non-callable CO bonds

	December 31, 2025	December 31, 2024
Callable	$17,136,800	$24,045,130
Non-Callable	$51,271,855	$57,024,835

CO Discount Notes
The following table summarizes discount notes issued and outstanding (dollars in thousands):
Table 6.7        Discount Notes Outstanding

	December 31, 2025	December 31, 2024
Par value	$76,476,004	$68,467,860
Amortized cost	$76,011,550	$67,856,014
Hedge value basis adjustments (a)	(7,377)	2,987
Hedge basis adjustments on de-designated hedges (b)	(107)	(62)
FVO (c) - valuation adjustments and remaining accretion	15,451	—
Total Consolidated obligation discount notes	$76,019,517	$67,858,939
Weighted average interest rate	3.76%	4.45%

(a)Hedge value basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged. In the hedging relationships, a specific benchmark is elected on an instrument-by-instrument basis and becomes the discounting basis under ASC 815 for computing changes in fair values for the hedged CO discount notes. Notional amounts of $69.8 billion and
$56.3 billion were hedged under ASC 815 qualifying fair value hedges at December 31, 2025 and December 31, 2024, respectively. The application of ASC 815 accounting methodology resulted in immaterial amounts of net cumulative hedge valuation adjustments as noted in the table above. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO discount notes are held to maturity.
(b)Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that at maturity of the debt the unamortized basis is reversed to zero.
(c)FVO valuation adjustments — Valuation basis adjustments are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact hedge valuation adjustments. No CO discount notes were elected under the FVO at December 31, 2024.
The following table summarizes Fair Value hedges of discount notes (in thousands):
Table 6.8        Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2025	December 31, 2024
Discount notes hedged under qualifying hedge	$69,840,769	$56,322,043
The following table summarizes economic hedges of discount notes (in thousands):
Table 6.9        Economic Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Par Amount	December 31, 2025	December 31, 2024
Discount notes designated as economic hedges (a)	$1,581,960	$1,175,790

(a)Represents CO discount notes that were previously hedged and have fallen out of effectiveness.

The following table summarizes discount notes elected and outstanding under the FVO (in thousands):
Table 6.10        Discount Notes under the Fair Value Option (FVO)

Consolidated Obligation Discount Notes
Par Amount	December 31, 2025
Discount notes designated under FVO	$562,507
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
The following table summarizes Cash flow hedges of discount notes (in thousands):
Table 6.11        Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	December 31, 2025	December 31, 2024
Discount notes hedged under qualifying hedge (a)	$1,367,000	$1,518,000

(a)Amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence. The maximum length of time over which we are hedging this exposure is 7 years. In this strategy, the discount note expense, which resets every 91 days, is synthetically converted to fixed cash flows over the hedge periods, thereby achieving hedge objectives. For more information, see financial statements, Cash flow hedge gains and losses in Note 17.
Derivatives and Hedging Activities.
Recent Rating Actions
Table 6.12 below presents FHLBank’s long-term credit rating, short-term credit rating and outlook at February 28, 2026.
Table 6.12        FHLBNY Ratings

		S&P			Moody’s
		Long-Term/ Short-Term			Long-Term/ Short-Term
Year		Rating	Outlook		Rating	Outlook
2025	February 28, 2026	AA+/A-1+	Stable/Affirmed	February 28, 2026	Aa1/P-1	Stable/Affirmed
2024	February 28, 2025	AA+/A-1+	Stable/Affirmed	February 28, 2025	AAA/P-1	Negative/Affirmed
2023	February 29, 2024	AA+/A-1+	Stable/Affirmed	February 29, 2024	AAA/P-1	Negative/Affirmed
Accrued interest payable
Accrued interest payable — Amounts outstanding were $470.3 million at December 31, 2025 and $604.3 million at December 31,
2024. Accrued interest payable was comprised primarily of interest due and unpaid on CO bonds, which are generally payable on a semi-annual basis. Fluctuations in unpaid interest balances on bonds are due to the timing of semi-annual coupon accruals and payments at the balance sheet dates.
Other Liabilities
Other liabilities — Amounts outstanding were $167.6 million at December 31, 2025 and $133.5 million at December 31, 2024. Other liabilities comprised of unfunded pension liabilities, Federal Reserve pass-through reserves held on behalf of members, and miscellaneous payables.

Stockholders’ Capital
The following table summarizes the components of Stockholders’ capital (in thousands):
Table 7.1        Stockholders’ Capital

	December 31, 2025	December 31, 2024
Capital Stock (a)	$5,411,075	$6,014,414
Unrestricted retained earnings (b)	1,286,417	1,286,317
Restricted retained earnings (c)	1,328,728	1,208,776
Total accumulated other comprehensive income (loss)	(11,117)	(99,978)
Total Capital	$8,015,103	$8,409,529

(a)Stockholders’ Capital — Capital stock decreased in line with the decrease in advances borrowed. When an advance matures or is prepaid, the excess capital stock is repurchased by the FHLBNY. When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.
(b)Unrestricted retained earnings — Net income is added to this balance. Dividends are paid out of this balance. Funds are transferred to Restricted retained earnings balances as mandated by the FHLBank Joint Capital Enhancement Agreement
(Capital Agreement).
(c)Restricted retained earnings — Restricted retained earnings balance at December 31, 2025 has grown to $1.3 billion from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated obligations for the current calendar quarter. By way of reference, the Restricted retained earnings target calculated at
December 31, 2025 was $1.4 billion based on the FHLBNY’s average consolidated obligations outstanding during the current calendar quarter, as compared to actual Restricted retained earnings of $1.3 billion at December 31, 2025. Also see Note 14.
Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.
The following table summarizes the components of AOCI (in thousands):
Table 7.2        Accumulated Other Comprehensive Income (Loss) (AOCI)

	December 31, 2025	December 31, 2024
Accumulated other comprehensive income (loss)
Non-credit portion on held-to-maturity securities, net (a)	$—	$(569)
Net market value unrealized gains (losses) on available-for-sale securities (b)	(395,395)	(800,336)
Net Fair value hedging gains (losses) on available-for-sale securities (b)	363,915	634,699
Net Cash flow hedging gains (losses) (c)	29,734	68,579
Employee supplemental retirement plans (d)	(9,371)	(2,351)
Total Accumulated other comprehensive income (loss)	$(11,117)	$(99,978)

(a)Represents cumulative unamortized non-credit losses. Balances in AOCI have declined due to accretion recorded as a reduction in AOCI and a corresponding increase in the balance sheet carrying values of the impaired securities.
(b)Net market value unrealized losses of $395.4 million at December 31, 2025 and net unrealized losses of $800.3 million at
December 31, 2024, represented third-party pricing vendors’ market-based unrealized gains/losses of securities designated as
AFS. Net unrealized gains of $363.9 million and $634.7 million included immaterial balances of unamortized basis as a result of de-designation hedges at December 31, 2025 and December 31, 2024, represented changes in the benchmark rate (the risk being hedged) calculated by the Bank’s internal models for AFS designated in ASC 815 hedging relationships. Hedging gains and losses are recorded through earnings with an offset to the carrying values of hedged AFS securities. Hedging basis will reverse to zero as hedges mature.
(c)Cash flow hedging gains (losses) recorded in AOCI were primarily the result of cash flow hedges of sequential issuance of discount notes; also included immaterial valuation basis of cash flow hedges of anticipatory issuance of CO bonds. See Table 7.3
AOCI Roll forward due to ASC 815 Hedging Programs.
(d)Employee supplemental plans — Balances represent actuarially determined supplemental pension and postretirement health benefit liabilities that were not recognized through earnings.

The following table presents amounts recognized in and reclassified out of AOCI due to cash flow and fair value hedges (in thousands):
Table 7.3        AOCI Roll forward due to ASC 815 Hedging Programs

	December 31, 2025
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge Program	Anticipatory Hedge Program	AFS Securities
Beginning balance	$68,440	$139	$634,699
Changes in fair values (a)	(40,765)	—	(270,784)
Amount reclassified	—	103	—
Fair Value - closed contract	—	1,817	—
Ending balance	$27,675	$2,059	$363,915

Notional amount of swaps outstanding	$1,367,000	$—	$7,985,000

	December 31, 2024
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge Program	Anticipatory Hedge Program	AFS Securities
Beginning balance	$76,473	$(1,272)	$505,344
Changes in fair values (a)	(8,033)	—	129,355
Amount reclassified	—	1,170	—
Fair Value - closed contract	—	241	—
Ending balance	$68,440	$139	$634,699

Notional amount of swaps outstanding	$1,518,000	$—	$6,980,000

	December 31, 2023
	Cash Flow Hedges		Fair Value Hedges
	Rollover Hedge Program	Anticipatory Hedge Program	AFS Securities
Beginning balance	$103,468	$(1,268)	$575,104
Changes in fair values (a)	(26,995)	805	(69,760)
Amount reclassified	—	1,248	—
Fair Value - closed contract	—	(2,057)	—
Ending balance	$76,473	$(1,272)	$505,344

Notional amount of swaps outstanding	$1,608,000	$—	$6,040,000

(a)Represents fair value changes of open swap contracts in cash flow hedges. For more information, see Financial Statements,
Note 17. Derivatives and Hedging Activities.
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

The following table summarizes dividends paid and payout ratios:
Table 7.4        Dividends Paid and Payout Ratios

	Twelve months ended
	December 31, 2025	December 31, 2024
Cash dividends paid per share	$7.99	$9.50
Dividends paid (a)(c)	$479,706	$581,047
Pay-out ratio (b)	79.98%	78.68%

(a)In thousands.
(b)Dividend paid during the period divided by net income for the period.
(c)Does not include dividends paid to non-members; for accounting purposes, such dividends are recorded as interest expense.
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
The following tables summarize the principal derivatives hedging strategies outstanding as of December 31, 2025 and December 31,
2024:
Table 8.1        Derivative Hedging Strategies — Advances

			December 31, 2025	December 31, 2024
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Designation	Notional Amount (in millions)	Notional Amount (in millions)
Pay-fixed, receive float interest rate swap (without options)	Converts the advance’s fixed rate to a variable-rate index.	Fair Value	$57,231	$50,683
		Economic	$466	$3,213
Pay-fixed, receive float interest rate swap (with options)	Converts the advance’s fixed rate to a variable-rate index and offsets option risk in the advance.	Fair Value	$1,532	$1,578
Pay-fixed with embedded features, receive- float interest-rate swap (non-callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s fixed rate to a variable-rate index and/ or offsets embedded option risk in the advance.	Fair Value	$80	$—
Table 8.2        Derivative Hedging Strategies — Investments

			December 31, 2025	December 31, 2024
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Designation	Notional Amount (in millions)	Notional Amount (in millions)
Pay-fixed, receive float interest-rate swap	Converts the investment’s fixed rate to a variable-rate index.	Fair Value	$7,985	$6,980
		Economic	$7,533	$7,578

Table 8.3        Derivative Hedging Strategies — Consolidated Obligation Bonds

			December 31, 2025	December 31, 2024
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Designation	Notional Amount (in millions)	Notional Amount (in millions)
Receive-fixed or -structured, pay float interest rate swap (without options)	Converts the bond’s fixed or structured rate to a variable-rate index.	Fair Value	$14,740	$15,581
		Economic	$564	$1,757
Receive-fixed or -structured, pay float interest rate swap (with options)	Converts the bond’s fixed- or structured-rate to a variable-rate index and offsets option risk in the bond.	Fair Value	$15,510	$23,483
		Economic	$200	$335
Table 8.4        Derivative Hedging Strategies — Consolidated Obligation Discount Notes

			December 31, 2025	December 31, 2024
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Designation	Notional Amount (in millions)	Notional Amount (in millions)
Receive-fixed, pay float interest-rate swap	Converts the discount note’s fixed rate to a variable-rate index.	Fair Value	$69,841	$56,322
		Economic	$2,144	$1,176
Pay-fixed, receive float interest-rate swap	Hedging sequential issuance of discount notes to reduce interest- rate sensitivity.	Cash Flow	$1,367	$1,518
Table 8.5        Derivative Hedging Strategies — Balance Sheet

			December 31, 2025	December 31, 2024
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Designation	Notional Amount (in millions)	Notional Amount (in millions)
Pay-float, receive-fixed interest-rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Economic	$6,902	$5,810
Pay-fixed, receive-float interest-rate swap	Interest-rate swap not linked to specific assets, liabilities or forecasted transactions.	Economic	$11,724	$5,815
Interest-rate cap or floor	Protects against changes in income of certain assets due to changes in interest rates.	Economic	$1,000	$150
Table 8.6        Derivative Hedging Strategies — Stand-Alone

			December 31, 2025	December 31, 2024
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Designation	Notional Amount (in millions)	Notional Amount (in millions)
Mortgage delivery commitment	Exposed to fair-value risk associated with fixed-rate mortgage purchase commitments.	Economic	$36	$29
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
Table 8.7        Derivatives Counterparty Credit Ratings

	December 31, 2025
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure		Non- Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$9,437,250	$53,873	$12,620	$66,493		$(55,758)	$10,735
Cleared derivatives assets (d)	159,123,222	31,982	—	31,982		813,135	845,117
	168,560,472	85,855	12,620	98,475		757,377	855,852
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	4,530,550	(24,300)	25,300	1,000		—	1,000
Cleared derivatives liability (d)	414,657	—	—	—		32,443	32,443
	4,945,207	(24,300)	25,300	1,000		32,443	33,443

Total derivative positions with non-member counterparties to which the Bank had credit exposure	173,505,679	61,555	37,920	99,475		789,820	889,295
Delivery commitments
Derivative position with delivery commitments	36,458	73	—	73		(73)	—
Total derivative position with members	36,458	73	—	73	—	(73)	—
Total	$173,542,137	$61,628	$37,920	$99,548		$789,747	$889,295
Derivative positions without credit exposure	25,349,958
Total notional	$198,855,637

	December 31, 2024
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non- Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Double A asset (c)	$252,000	$1,485	$(1,450)	$35	$—	$35
Single A asset (c)	3,461,437	3,941	75,200	79,141	(69,065)	10,076
Cleared derivatives assets (d)	141,305,161	14,362	—	14,362	771,684	786,046
	145,018,598	19,788	73,750	93,538	702,619	796,157
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	6,171,500	(80,993)	81,990	997	—	997
Triple B liability (c)	4,115,000	(32,571)	35,380	2,809	—	2,809
Cleared derivatives liability (d)	811,657	—	—	—	31,285	31,285
	11,098,157	(113,564)	117,370	3,806	31,285	35,091

Total derivative positions with non-member counterparties to which the Bank had credit exposure	156,116,755	(93,776)	191,120	97,344	733,904	831,248
Delivery commitments
Derivative position with delivery commitments	28,672	—	—	—	—	—
Total derivative position with members	28,672	—	—	—	—	—
Total	$156,145,427	$(93,776)	$191,120	$97,344	$733,904	$831,248
Derivative positions without credit exposure	25,861,630
Total notional	$182,007,057

(a)When collateral is posted to counterparties in excess of fair value liabilities that are due to counterparties, the excess collateral is classified as a component of derivative assets, as the excess represents a receivable and an exposure for the FHLBNY.
(b)Non-cash collateral securities. Non-cash collateral was not deducted from net derivative assets on the balance sheet as control over the securities was not transferred.
(c)NRSRO Ratings.
(d)On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations
(DCOs) in cash or securities. We had pledged $845.6 million and $803.0 million in marketable securities as collateral at
December 31, 2025 and December 31, 2024, respectively. At December 31, 2025 and December 31, 2024, we did not pledge cash as collateral.
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
Liquidity Management
We actively manage our liquidity position to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand and the maturity profile of our assets and liabilities. We recognize that managing liquidity is critical to achieving our statutory mission of providing low-cost ready liquidity to our members. In managing liquidity risk, we are required to maintain certain liquidity measures in accordance with the FHLBank Act, an Advisory Bulletin and policies developed by management and approved by our Board of Directors. Our policies are designed to support the Bank’s ability to provide prompt, on-
demand liquidity to our members without the immediate need to access the Consolidated obligation debt markets.
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
Table 9.1        Deposit Liquidity

For the Quarters Ended	Average Deposit Reserve Required	Average Actual Deposit Liquidity	Excess
December 31, 2025	$2,886	$89,905	$87,019
September 30, 2025	2,819	98,841	96,022
June 30, 2025	2,661	105,318	102,657
March 31, 2025	2,638	100,058	97,420
December 31, 2024	2,495	101,743	99,248
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
We met these requirements at all times.

The following table summarizes excess operational liquidity (in millions):
Table 9.2        Operational Liquidity

For the Quarters Ended	Average Balance Sheet Liquidity Requirement	Average Actual Operational Liquidity	Excess
December 31, 2025	$24,437	$48,370	$23,933
September 30, 2025	16,396	47,214	30,818
June 30, 2025	15,776	49,044	33,268
March 31, 2025	14,590	50,205	35,615
December 31, 2024	13,283	46,165	32,882
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
Contingency liquidity is measured daily. We met these requirements at all times.
The following table summarizes excess contingency liquidity (in millions):
Table 9.3        Contingency Liquidity

For the Quarters Ended	Average Five Day Requirement	Average Actual Contingency Liquidity	Excess
December 31, 2025	$3,279	$44,267	$40,988
September 30, 2025	3,634	44,259	40,625
June 30, 2025	3,503	46,748	43,245
March 31, 2025	3,367	46,088	42,721
December 31, 2024	3,107	41,186	38,079
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
Cash flows
Cash and due from banks was $38.2 million at December 31, 2025 and $26.1 million at December 31, 2024. Cash and cash equivalents exclude short-term interest-bearing deposits, federal funds sold, and securities purchased under agreements to resell. The following discussion highlights the major activities and transactions that affected our cash flows.
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
Operating activities resulted in $0.7 billion in net cash outflows in the twelve months ended December 31, 2025, compared to net cash inflows of $1.1 billion in 2024. Period changes in cash flows provided by or used in operating activities were largely driven by: (a)
Net income was $599.8 million in the twelve months ended December 31, 2025 and $738.5 million in 2024; (b) Net cash outflows from Derivatives and hedging activities were $631.0 million in the twelve months ended December 31, 2025, compared to net cash inflows of $39.5 million in 2024; and (c) Negative adjustments to operating cash flows of $137.9 million to recognize unrealized valuation gains on U.S. Treasury securities at December 31, 2025, compared to negative adjustments of $26.0 million to recognize unrealized valuation gains on U.S. Treasury securities in 2024.
Cash flows provided by/(used in) investing activities — Investing activities resulted in $5.2 billion in net cash inflows in the twelve months ended December 31, 2025 compared to $1.5 billion in net cash outflows in 2024. In the twelve months ended December 31,
2025, we acquired $3.4 billion in Treasury securities compared to $2.0 billion in 2024. We did not make any repayments from
Treasury securities in twelve months ended December 31, 2025 and in 2024. Net cash outflows from Securities purchased under agreements to resell were $5.1 billion in the twelve months ended December 31, 2025 compared to net cash outflows of $3.1 billion in
2024.
Cash flows provided by/(used in) financing activities — Our primary source of funding is the issuance of Consolidated obligation debt. Issuance of capital stock is another source. Financing activities reported net cash outflows of $$4.5 billion in the twelve months ended December 31, 2025 compared to net cash inflows of $0.3 billion in 2024.
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
Table 9.4        FHFA MBS Limits

	December 31, 2025		December 31, 2024
	Actual	Limits	Actual	Limits
Mortgage securities investment authority	260%	300%	237%	300%
The Finance Agency has established a ratio by which the Finance Agency will assess each FHLBank’s core mission achievement.
Core mission achievement is determined using a ratio of primary mission assets, which include advances and acquired member assets
(mortgage loans acquired from members), to Consolidated obligations. The ratio will be determined at each year-end and will be calculated using annual average par values.
Table 9.5        Core Mission Achievement

Par Values (dollars in thousands)	December 31, 2025 Annual Average	December 31, 2024 Annual Average
Advances	$100,846,453	$110,300,605
Mortgage Loans	2,433,946	2,218,785
Total Primary Mission Assets	$103,280,399	$112,519,390
Total Consolidated Obligations	$149,410,976	$156,808,355
U.S. Treasury obligations qualifying as HQLA under AB 2018-07 (a)	$6,878,120	$5,861,144

Core Mission Achievement Ratio	72%	75%
Target Ratio	70%	70%

(a)The annual average par value of the U.S. Treasury Securities that are held as Trading securities is deducted from the denominator of the Primary Core Mission Asset ratio, as allowed under the FHFA guidelines.
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
Results of Operations
The following section provides a comparative discussion of the FHLBNY’s results of operations for the three years ended
December 31, 2025, 2024 and 2023. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Summary of Significant Accounting Policies.
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
Summarized below are the principal components of net income (in thousands):
Table 10.1        Principal Components of Net Income

	Years ended December 31,
	2025	2024	2023
Total interest income	$7,189,506	$8,918,611	$8,400,387
Total interest expense	6,337,743	7,931,830	7,405,050
Net interest income before provision for credit losses	851,763	986,781	995,337
Provision (Reversal) for credit losses	70	(212)	1,695
Net interest income after provision for credit losses	851,693	986,993	993,642
Total other income (loss)	103,055	112,645	77,079
Total other expenses	288,288	279,043	236,059
Income before assessments	666,460	820,595	834,662
Affordable Housing Program Assessments	66,702	82,119	83,531
Net income	$599,758	$738,476	$751,131
Net Income — 2025 Compared to 2024
Net income — For the FHLBNY, net income is net interest income, minus Provision (Reversal) for credit losses, plus other income
(loss), less other expenses and assessments set aside for the FHLBNY’s Affordable Housing Program.
Net income for 2025 was $599.8 million, a decrease of $138.7 million, or 18.8% compared to 2024. Summarized below are the primary components of our net income:

Net interest income — The 2025 net interest income was $851.8 million, a decrease of $135.0 million, or 13.7% compared to 2024.
Net interest spread was 31 basis points for 2025 compared to 30 basis points in 2024. For more information, see Table 9.2 Net Interest
Income and accompanying discussions in this MD&A.
•Provision (Reversal) for credit losses for 2025 was a provision of $0.1 million and compared to a reversal of $0.2 million for
2024.
Other income (loss) — Other income (loss) reported a gain of $103.1 million in the 2025 compared to a gain of $112.6 million in the
2024.
•Service fees and other were $22.2 million in the 2025 compared to $21.5 million reported in 2024. Service fees and other are primarily fee revenues from financial letters of credit.
•Financial instruments carried at fair values reported net valuation losses of $47.3 million in 2025 compared to net losses of $72.3 million in 2024. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair
Values of Financial Instruments. Also see Table 10.9 Other Income (Loss) and accompanying discussions in this MD&A.
•Derivative activities reported net losses of $21.7 million in Other income in 2025, compared to net gains of $127.6 million in 2024. For more information, see Table 10.11 Other Income (Loss) — Impact of Derivative Gains and Losses and
accompanying discussions in this MD&A.
•U.S. Treasury Securities held for liquidity (classified as trading) reported net fair value gains of $137.9 million in 2025 compared to net fair value gains of $26.0 million in 2024.
•Equity Investments held to finance payments to retirees in a non-qualified pension plan, reported net fair value gains of
$11.9 million in 2025 compared to net gains of $9.6 million in 2024.
Other expenses were $288.3 million in 2025 compared to $279.0 million in 2024. Other expenses are primarily operating expenses, compensation and benefits, our share of expenses of the Office of Finance and the Federal Housing Finance Agency, and voluntary contributions.
•Operating expenses were $95.5 million in 2025, down slightly from $95.6 million in 2024.
•Compensation and benefits expenses were $123.9 million in 2025 compared to $114.7 million in 2024.
•Voluntary contributions were $37.3 million in 2025 compared to $38.0 million in 2024 for various housing programs, grants, charitable contributions, and a voluntary contribution to AHP. These voluntary contributions are in excess of the Bank’s statutory requirement. The slight decrease was driven by lower net income in 2024 compared to 2023. The FHLBNY committed to contribute an additional 5% of 2024 pre-assessment net income as voluntary contributions during 2025.
•The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency
were $23.4 million in 2025 compared to $22.5 million in 2024.
•Other expenses were $8.1 million in the 2025, slightly down from $8.2 million in 2024.
Affordable Housing Program Assessments (AHP) allocated from net income were $66.7 million in 2025 compared to $82.1 million in 2024. Assessments are calculated as a percentage of net income, and changes in allocations were in tandem with changes in net
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

Net interest income — The 2024 interest income was $986.8 million, a decrease of $8.5 million, or 0.9% compared to 2023. Net interest spread was 30 basis points for 2024 compared to 33 basis points for 2023. For more information, see Table 10.2 Net Interest
Income and accompanying discussions in this MD&A.
•Provision (Reversal) for credit losses for 2024 was a reversal of $0.2 million compared to a provision of $1.7 million for
2023.
Other income (loss) — Other income (loss) reported a gain of $112.6 million in 2024 compared to a gain of $77.1 million in 2023.
•Service fees and other were $21.5 million in 2024 compared to $21.2 million reported in 2023. Service fees and other are primarily fee revenues from financial letters of credit.
•Financial instruments carried at fair values reported net valuation losses of $72.3 million in 2024 compared to net losses of $99.2 million in 2023. For more information, see financial statements, Fair Value Option Disclosures in Note 18. Fair
Values of Financial Instruments. Also see Table 10.9 Other Income (Loss) and accompanying discussions in this MD&A.
•Derivative activities reported net gains of $127.6 million in Other income in 2024, compared to net gains of $30.9 million in
2023. For more information, see Table 10.11 Other Income (Loss) — Impact of Derivative Gains and Losses and
accompanying discussions in this MD&A.
•U.S. Treasury Securities held for liquidity (classified as trading) reported net fair value gains of $26.0 million in 2024 compared to net fair value gains of $110.5 million in 2023.
•Equity Investments held to finance payments to retirees in a non-qualified pension plan, reported net fair value gains of $9.6 million in 2024 compared to net gains of $12.1 million in 2023.
•Gains (losses) from extinguishment of debt reported de minimis gains from debt transfers (par amount $5.8 billion) to other
FHLB in 2024.
Other expenses were $279.0 million in 2024 compared to $236.1 million in 2023. Other expenses are primarily operating expenses, compensation and benefits, and our share of expenses of the Office of Finance and the Federal Housing Finance Agency, and
voluntary contributions.
•Operating expenses were $95.6 million in 2024, up from $85.1 million in 2023 primarily due to investment in technology.
•Compensation and benefits expenses were $114.7 million in 2024 compared to $102.6 million in 2023 due to increase in headcount.
•Voluntary contributions were $38.0 million in 2024 compared to $20.9 million in 2023 for various housing programs, grants, charitable contributions, and a voluntary contribution to AHP. These voluntary contributions are in excess of the Bank's statutory requirement. The increase was primarily driven by an increase in voluntary contributions of $17.2 million in 2024.
The FHLBNY committed to contribute an additional 5% of 2023 pre-assessment net income as voluntary contributions during 2024.
•The expenses allocated for our share of the costs to operate the Office of Finance and the Federal Housing Finance Agency
were $22.5 million in 2024 compared to $20.4 million in 2023.
•Other expenses were $8.2 million in 2024, slightly up from $7.2 million in 2023.
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
Also, see Table 10.4 Spread and Yield Analysis, and Table 10.5 Rate and Volume Analysis.
The following table summarizes net interest income (dollars in thousands):
Table 10.2        Net Interest Income

				Percentage	Percentage
	Years Ended December 31,			Change	Change
	2025	2024	2023	2025	2024
Total interest income (a)	$7,189,506	$8,918,611	$8,400,387	(19.39)%	6.17%
Total interest expense (a)	6,337,743	7,931,830	7,405,050	(20.10)	7.11
Net interest income before provision for credit losses	$851,763	$986,781	$995,337	(13.68)%	(0.86)%

(a)Total Interest Income and Total Interest Expense — See Tables 10.6 and Table 10.8 and accompanying discussions
2025 Net interest income, before loan loss provisions, was $851.8 million, a decrease of $135.0 million, or 13.7% from 2024. Yield on assets decreased to 4.49% for 2025 from 5.34% in 2024 while the funding cost decreased to 4.18% for 2025 from 5.04% in 2024. Net interest spread increased to 31 basis points in 2025 compared to 30 basis points in 2024. Net interest margin, a measure of margin efficiency, which is calculated as net interest income divided by average earning assets, was 53 basis points in 2025, compared to 59 basis points in 2024. Prepayment fees of $11.9 million were recorded in net interest income in 2025 compared to $4.2 million in 2024.
Members’ demand for advances continued to remain stable throughout 2025 as they experienced heightened deposit volatility, strong loan growth, and the need to enhance liquidity positions.
Stockholders’ capital (as measured by average outstanding balance in the period), which is typically deployed to fund short-term interest-earning assets, decreased to $8.3 billion in 2025, down from $8.6 billion in 2024.
Swap interest settlement designated in ASC 815 hedging of assets and liabilities recorded net income of $34.9 million in 2025 compared to net income of $25.2 million in 2024. Interest settlements are impacted by the net differential between fixed-rates associated with hedging swaps and the benchmark variable-rates associated with the swap’s floating-leg. Net interest settlements on swaps hedging assets and liabilities under ASC 815 fluctuated as expected in line with changes in the benchmark rates; the hedging transactions achieved our interest rate risk management objectives.

Impact of Qualifying Hedges on Net Interest Income
The following table summarizes the impact of net interest adjustments from qualifying hedge interest - rate swaps (in thousands):
Table 10.3        Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps

	Years Ended December 31,
	2025	2024	2023
Interest income	$6,719,925	$7,893,389	$7,185,271
Fair value hedging effects	(2,054)	4,468	(1,915)
Amortization of basis adjustment	114	110	(21)
Interest rate swap accruals	507,570	1,101,463	1,327,587
Price alignment amount (a)	(36,049)	(80,819)	(110,535)
Reported interest income	7,189,506	8,918,611	8,400,387

Interest expense	5,909,768	6,941,141	6,257,159
Fair value hedging effects	(5,196)	(3,847)	(6,196)
Amortization of basis adjustment	(3,426)	(919)	(2,245)
Interest rate swap accruals	434,167	998,307	1,166,750
Price alignment amount (b)	2,430	(2,852)	(10,418)
Reported interest expense	6,337,743	7,931,830	7,405,050
Net interest income	$851,763	$986,781	$995,337
Net interest adjustment - interest rate swaps	$41,606	$34,533	$67,225

(a)  Relates to derivatives for which variation margin payments are characterized as daily settled contracts.  Price alignment amount in Interest income for advances hedged were $16.8 million expense, $50.4 million expense and $78.9 million expense at December 31,
2025, 2024 and 2023, respectively. Price alignment amount in Interest income for AFS debt securities hedged were $19.2 million expense, $30.4 million expense and $31.6 million expense at December 31, 2025, 2024 and 2023, respectively.
(b)  Relates to derivatives for which variation margin payments are characterized as daily settled contracts.  Price alignment amount in Interest expense for consolidated obligation bonds hedged were $2.8 million expense at December 31, 2025, $0.5 million income and $9.9 million income at December 31, 2024 and 2023.  Price alignment amount in Interest expense for consolidated obligation discount notes hedged were $0.4 million income, $2.4 million income and $0.5 million income at December 31, 2025, 2024 and 2023.

Spread and Yield Analysis — 2025, 2024 and 2023
Table 10.4        Spread and Yield Analysis

	Years ended December 31,
	2025			2024			2023
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate (a)	Average Balance	Interest Income/ Expense	Yield/ Rate (a)	Average Balance	Interest Income/ Expense	Yield/ Rate (a)
Earning Assets:
Advances	$100,498,999	$4,696,546	4.67%	$109,419,454	$6,165,285	5.63%	$110,230,082	$5,988,659	5.43%
Interest bearing deposits and others	3,218,088	139,040	4.32	3,449,617	182,832	5.30	3,926,579	202,359	5.15
Securities purchased under agreements to resell	7,472,123	314,367	4.21	4,776,724	250,479	5.24	4,935,400	248,042	5.03
Federal funds sold	17,175,992	741,308	4.32	19,438,268	1,016,419	5.23	17,282,978	883,122	5.11
Investments
Trading securities	7,521,446	238,010	3.16	6,308,712	195,660	3.10	5,538,693	134,753	2.43
Mortgage-backed securities
Fixed	15,098,022	619,852	4.11	14,739,325	635,084	4.31	14,010,157	574,067	4.10
Floating	5,012,551	256,176	5.11	5,091,713	306,984	6.03	3,920,919	224,383	5.72
Available-for-sale Treasuries	197,189	7,549	3.83	—	—	NM	—	—	NM
State and local housing finance agency obligations	1,540,541	77,889	5.06	1,405,557	84,366	6.00	1,302,094	75,022	5.76
Mortgage loans held-for-portfolio	2,473,050	98,402	3.98	2,251,218	81,502	3.62	2,136,356	69,908	3.27
Loans to other FHLBanks	8,356	367	4.39	—	—	NM	1,397	72	5.15

Total interest-earning assets	$160,216,357	$7,189,506	4.49%	$166,880,588	$8,918,611	5.34%	$163,284,655	$8,400,387	5.14%

Funded By:
Consolidated obligation bonds
Fixed	$52,682,881	$2,130,279	4.04%	$58,429,239	$2,801,974	4.80%	$61,981,421	$2,861,730	4.62%
Floating	32,626,652	1,432,337	4.39	36,201,267	1,926,358	5.32	39,198,805	1,997,282	5.10
Consolidated obligation discount notes	63,401,067	2,660,677	4.20	60,382,598	3,076,599	5.10	49,698,715	2,414,738	4.86
Interest-bearing deposits and other borrowings	2,779,847	113,888	4.10	2,501,674	126,304	5.05	3,059,900	130,647	4.27
Mandatorily redeemable capital stock	7,333	562	7.66	6,262	595	9.50	7,210	653	9.06

Total interest-bearing liabilities	151,497,780	6,337,743	4.18%	157,521,040	7,931,830	5.04%	153,946,051	7,405,050	4.81%

Other non-interest-bearing funds	373,547	—		753,922	—		928,803	—
Capital	8,345,030	—		8,605,626	—		8,409,801	—

Total Funding	$160,216,357	$6,337,743		$166,880,588	$7,931,830		$163,284,655	$7,405,050

Net Interest Income/Spread		$851,763	0.31%		$986,781	0.30%		$995,337	0.33%

Net Interest Margin
(Net interest income/Earning Assets)			0.53%			0.59%			0.61%

NM — Not meaningful.
(a)Reported yields with respect to advances and Consolidated obligations may not necessarily equal the coupons on the instruments as derivatives are extensively used to change the yield and optionality characteristics of the underlying hedged items. When we issue fixed-rate debt that is hedged with an interest rate swap, the hedge effectively converts the debt into a simple floating-rate bond. Similarly, we make fixed-rate advances to members and hedge the advances with a pay-fixed and receive-variable interest rate swap that effectively converts the fixed-rate asset to one that floats with the designated benchmark rate (Federal Funds-OIS or SOFR-OIS) in the hedging relationship. Average balance sheet information is presented, as it is more representative of activity throughout the periods presented. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated. Average yields are derived by dividing income by the average balances of the related assets, and average costs are derived by dividing expenses by the average balances of the related liabilities. Yields and spreads are annualized.

Rate and Volume Analysis — 2025, 2024 and 2023
The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and the rate change (in thousands):
Table 10.5        Rate and Volume Analysis

	For the years ended
	December 31, 2025 vs. December 31, 2024
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(474,899)	$(993,840)	$(1,468,739)
Interest bearing deposits and others	(11,667)	(32,125)	(43,792)
Securities purchased under agreements to resell	120,648	(56,760)	63,888
Federal funds sold	(110,032)	(165,079)	(275,111)
Investments
Trading securities	38,303	4,047	42,350
Mortgage-backed securities
Fixed	15,207	(30,439)	(15,232)
Floating	(4,705)	(46,103)	(50,808)
Available-for-sale Treasuries	7,549	—	7,549
State and local housing finance agency obligations	7,619	(14,096)	(6,477)
Mortgage loans held-for-portfolio	8,428	8,472	16,900
Loans to other FHLBanks	367	—	367

Total interest income	(403,182)	(1,325,923)	(1,729,105)

Interest Expense
Consolidated obligation bonds
Fixed	(258,912)	(412,783)	(671,695)
Floating	(178,207)	(315,814)	(494,021)
Consolidated obligation discount notes	147,806	(563,728)	(415,922)
Deposits and borrowings	13,076	(25,492)	(12,416)
Mandatorily redeemable capital stock	93	(126)	(33)

Total interest expense	(276,144)	(1,317,943)	(1,594,087)

Changes in Net Interest Income	$(127,038)	$(7,980)	$(135,018)

	For the years ended
	December 31, 2024 vs. December 31, 2023
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$(44,311)	$220,937	$176,626
Interest bearing deposits and others	(25,147)	5,620	(19,527)
Securities purchased under agreements to resell	(8,122)	10,559	2,437
Federal funds sold	112,294	21,003	133,297
Investments
Trading securities	20,463	40,444	60,907
Mortgage-backed securities
Fixed	30,652	30,365	61,017
Floating	70,043	12,558	82,601
State and local housing finance agency obligations	6,124	3,220	9,344
Mortgage loans held-for-portfolio	3,893	7,701	11,594
Loans to other FHLBanks	(36)	(36)	(72)

Total interest income	165,853	352,371	518,224

Interest Expense
Consolidated obligation bonds
Fixed	(167,792)	108,036	(59,756)
Floating	(157,020)	86,096	(70,924)
Consolidated obligation discount notes	539,701	122,160	661,861
Deposits and borrowings	(26,728)	22,385	(4,343)
Mandatorily redeemable capital stock	(89)	31	(58)

Total interest expense	188,072	338,708	526,780

Changes in Net Interest Income	$(22,219)	$13,663	$(8,556)
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
Reported interest income also includes prepayments fees, primarily fees recorded when advances are prepaid ahead of their contractual maturities.

The principal categories of Interest Income are summarized below (dollars in thousands):
Table 10.6        Interest Income — Principal Sources

	Years Ended December 31,			Percentage Change	Percentage Change
	2025	2024	2023	2025	2024
Interest Income
Advances	$4,696,546	$6,165,285	$5,988,659	(23.82)%	2.95%
Interest-bearing deposits	139,040	182,832	202,359	(23.95)	(9.65)
Securities purchased under agreements to resell	314,367	250,479	248,042	25.51	0.98
Federal funds sold	741,308	1,016,419	883,122	(27.07)	15.09
Trading securities	238,010	195,660	134,753	21.64	45.20
Mortgage-backed securities
Fixed	619,852	635,084	574,067	(2.40)	10.63
Floating	256,176	306,984	224,383	(16.55)	36.81
Available-for-sale Treasuries	7,549	—	—	NM	NM
State and local housing finance agency obligations	77,889	84,366	75,022	(7.68)	12.46
Mortgage loans held-for-portfolio	98,402	81,502	69,908	20.74	16.58
Loans to other FHLBanks	367	—	72	NM	(100.00)

Total interest income	$7,189,506	$8,918,611	$8,400,387	(19.39)%	6.17%

NM — Not meaningful.
Interest Income
Interest income in 2025 was $7.2 billion, a decrease of $1.7 billion, or 19.4% compared to 2024. To provide context, interest expense decreased by 20.1% compared to 2024.
For 2025 compared to 2024, the decrease in interest revenue was due to a volume-related decrease of $0.4 billion and a rate-related decrease of $1.3 billion. In successive 2025 quarters, we have reported $1.8 billion for first quarter revenue, $1.9 billion for second quarter revenue, $1.9 billion for third quarter revenue and $1.6 billion for fourth quarter revenue.
Aggregate yield on earning assets in 2025 was 449 basis points, compared to 534 basis points in 2024.
The more significant revenue categories are discussed below. For information about the effects of changes in rates and business volume, see Table 9.4 Spread and Yield Analysis and Table 9.5 Rate and Volume analysis.
Advance — Interest income from advances decreased by $1.5 billion or 23.8% in 2025. Advances average balances were $100.5 billion in 2025 compared to $109.4 billion in 2024. Total advances to members decreased by $13.5 billion or 12.8% to $92.3 billion at
December 31, 2025. We ended the year 2025 with par advances at $92.5 billion.
As compared to 2024, lower market interest rates and lower advances average balances resulted in a $1.5 billion decrease on interest income from advances. In summary, decreasing market interest rates negatively impacted yields from advances, primarily on overnight and short-term advances and variable-rate advances that reset to lower rates. Advances yielded 467 basis points in 2025, down from 563 basis points in 2024. Prepayment fees recorded in Interest income from advances were $11.9 million in 2025, up from
$4.2 million in 2024.

Table 10.7        Advances Prepayment Fees (in thousands)

	Years Ended December 31,
	2025	2024	2023
Gross amount of prepayment fees received from advance borrowers	$17,577	$16,888	$2,450
Gross amount of prepayment credits paid to advance borrowers	(186)	(4,160)	(3,285)
Hedging fair value adjustments	(42)	515	3,693
Other (a)	(6,996)	(4,064)	(655)
Total advance prepayment fees, net	$10,353	$9,179	$2,203
(a)  Recognition of deferred prepayment fees.
Money Market Investments and U.S. Treasury Securities — We derive interest income from maintaining highly-liquid portfolios of investments to meet liquidity regulatory requirements. Lower interest income from overnight invested funds, specifically federal funds sold and interest bearing deposits was due to decrease in market yields in 2025 compared to 2024. Interest income from federal funds sold was $0.7 billion, down from $1.0 billion. Federal funds sold yielded 432 basis points in aggregate in 2025, compared to 523 basis points in 2024. Interest income from securities purchased under agreement to resell was $314.4 million, up from $250.5 million.
Average balances were $7.5 billion in 2025, compared to $4.8 billion in 2024. Securities purchased under agreement to resell yielded
421 basis points in aggregate in 2025, compared to 524 basis points in 2024. Interest income from fixed-rate U.S. Treasury securities was $238.0 million in 2025, up from $195.7 million in 2024 due to an increase in average balances and increased interest rates; yields increased to 316 basis points, compared to 310 basis points in 2024. The liquidity trading portfolio is comprised primarily of medium-
term, highly liquid fixed-rate U.S. Treasury securities that are available to enhance and meet our liquidity objectives. Securities are not acquired for speculative purposes.
The earnings impact due to changes in market values of the securities outstanding (unrealized gains and losses) and realized gains and losses on securities sold are recorded in Other income (below the margin) and are noted in Table 10.10 Net Gains (Losses) on Trading
Securities Recorded in the Statements of Income, and discussions thereto. Fixed-rate treasury securities are hedged under economic hedges utilizing swap contracts to synthetically convert fixed cash flows to variable cash flows. The interest settlements on the swaps and changes in the fair values of the swap contracts are recorded in Other income (below the margin); our accounting policies require us to record in Other income the cash flows and fair values on hedging that do not qualify under ASC 815 hedging (economic hedges).
Mortgage-backed-securities
Interest income from floating-rate MBS decreased by $50.8 million or 16.6% in 2025 compared to 2024 due primarily to lower yield.
We will seek to purchase GSE-issued floating-rate SOFR-indexed MBS at appropriate risk-return levels.
Interest income from fixed-rate MBS decreased by $15.2 million or 2.4% in 2025 compared to 2024 due to lower yield, which was
411 basis points in 2025, down from 431 basis points in 2024, partially offset by an increase in invested balances. Transaction volume of fixed-rate MBS, as measured by average outstanding balance was $15.1 billion in 2025, compared to $14.7 billion in 2024.
Mortgage loans held-for-portfolio — Interest income from mortgage loans was $98.4 million in 2025, compared to $81.5 million in
2024. Investment volume has increased, with acquisitions exceeding paydowns. MPF loans are primarily 15- and 30-year conventional loans. The portfolio averaged $2.5 billion, yielding 398 basis points in 2025, compared to 362 basis points in 2024. We continue to see prepayments although the pace of which has slowed, causing accelerated amortization of premiums, specifically on 20-year and 30-
year high-balance mortgage loans. Net amortization expense was $4.8 million in 2025, compared to net amortization of $4.1 million in
2024. The Bank’s portfolio is largely at a premium price and amortization is sensitive to changes in prepayment speeds particularly in a volatile interest rate environment. The Bank does not hedge mortgage loans in an ASC 815 hedge or an economic hedge.
As noted in the audited financial statements under Note 1. Summary of Significant Accounting Policies, we implemented a new mortgage program, the Mortgage Asset Program in late March 2021. At December 31, 2025, mortgage loans under MAP were $1.2 billion (par amounts). Effective March 31, 2021, we ceased to accept mortgage commitments to purchase loans under the MPF program; the MAP became our alternative to MPF. The outstanding MPF portfolio will continue to be serviced and managed under its existing contractual agreements.

Interest Expense
Our primary source of funding is the issuance of Consolidated obligation bonds and discount notes to investors in the global debt markets issued through the Office of Finance, the FHLBank’s fiscal agent. Consolidated obligation bonds are generally medium- and long-term bonds, while Consolidated obligation discount notes are short-term instruments. To fund our assets, our management considers our interest rate risk and liquidity requirements in conjunction with consolidated obligation buyers’ preferences and capital market conditions when determining the characteristics of debt to be issued. Typically, we have used fixed-rate callable and non-
callable CO bonds to fund mortgage-related assets and advances. CO discount notes are generally issued to fund advances and investments with shorter interest rate reset characteristics.
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
The principal categories of Interest expense are summarized below (dollars in thousands):
Table 10.8        Interest Expense — Principal Categories

	Years Ended December 31,			Percentage Change	Percentage Change
	2025	2024	2023	2025	2024
Interest Expense
Consolidated obligations bonds
Fixed	$2,130,279	$2,801,974	$2,861,730	(23.97)%	(2.09)%
Floating	1,432,337	1,926,358	1,997,282	(25.65)	(3.55)
Consolidated obligations discount notes	2,660,677	3,076,599	2,414,738	(13.52)	27.41
Deposits	111,816	125,362	128,252	(10.81)	(2.25)
Mandatorily redeemable capital stock	562	595	653	(5.55)	(8.88)
Cash collateral held and other borrowings	2,060	942	2,395	118.68	(60.67)
Securities sold under agreement to repurchase	12	—	—	NM	NM

Total interest expense	$6,337,743	$7,931,830	$7,405,050	(20.10)%	7.11%
Interest expense for 2025 was $6.3 billion, a decrease of 20.1% compared to 2024. (As noted elsewhere in this document, interest income decreased by 19.4% compared to 2024).
The decrease in interest expense was driven by lower average balances in short-term Consolidated obligations outstanding and lower market interest rates in 2025.
Rate-related decrease in funding expense was $1.3 billion and volume-related decrease in funding expense was $0.3 billion in 2025 compared to 2024. Aggregate yield paid on total funding in 2025 was 418 basis points, compared to 504 basis points in 2024.
We continue to make changes to our liability composition as compared to 2024. In 2025, 32.9% of average total interest-earning assets were funded by fixed-rate CO bonds and 20.4% were funded by floating-rate CO bonds. In 2024, fixed-rate CO bonds funded 35.0%
of average total interest-earning assets and floating-rate CO bonds funded 21.7% of average total interest-earning assets. The usage of
CO discount notes has increased to 39.6% in 2025 from 36.2% in 2024.
Hedging strategies under ASC 815 have remained effective and are operating as designed. For more information, see Table 10.3 Net
Interest Adjustments from Qualifying Hedge Interest Rate Swaps.

Allowance for Credit Losses — 2025, 2024 and 2023
Allowance for credit losses recorded on mortgage loans in the Statement of Condition was $3.7 million at December 31, 2025, $3.1 million at December 31, 2024, and $3.3 million at December 31, 2023. Allowance for credit losses recorded on investments was $0.1 million at December 31, 2025, $0.1 million at December 31, 2024, and $0.6 million at December 31, 2023. No allowance was necessary on advances, other assets, and commitments.
Analysis of Non-Interest Income (Loss) — 2025, 2024 and 2023
The principal components of Non-interest income (loss) are summarized below (in thousands):
Table 10.9        Other Income (Loss)

	Years Ended December 31,
	2025	2024	2023
Other income (loss)
Service fees and other (a)	$22,184	$21,512	$21,182
Instruments held under the fair value option gains (losses) (b)	(47,325)	(72,258)	(99,223)
Derivative gains (losses) (c)	(21,733)	127,644	30,852
Securities gains (losses) (d)	137,925	26,049	110,501
Equity investments gains (losses) (e)	11,932	9,644	12,143
Litigation settlement	72	—	1,624
Gains (losses) from extinguishment of debt	—	54	—
Total other income (loss)	$103,055	$112,645	$77,079

(a)Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Letters of credit are generally issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. Fee income earned on financial letters of credit were $18.9 million in 2025 compared to $18.8 million in 2024 and $17.3 million in 2023. Immaterial amounts of fees paid, and other expenses were included in reported revenues.
(b)FVO Instruments — Net fair value gains and losses represented changes in fair values of CO bonds and CO discount notes elected under the FVO. For more information, see Fair Value Option Disclosures in Note 18. Fair Values of Financial
Instruments in this Form 10-K.
(c)See Table 10.11 Other Income (Loss) — Impact of Derivative Gains and Losses.
(d)Included in this amount is the gain from the sale of the PLMBS portfolio. See Table 10.10 Net Gains (Losses) on Trading
Securities Recorded in the Statements of Income.
(e)Fair value gains (losses) on Equity investments — The grantor trusts invest in money market, equity and fixed income and bond funds, and funds are classified as equity investments. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trusts. Gains and losses are typically unrealized, and primarily represent changes in portfolio valuations. The grantor trusts are owned by the FHLBNY with the objective of providing liquidity to pay for pension benefits to retirees vested in retirement plans.
The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):
Table 10.10        Net Gains (Losses) on Trading Securities Recorded in the Statements of Income

	Years Ended December 31,
	2025	2024	2023
Net unrealized gains (losses) on trading securities held at period-end	$141,472	$24,470	$110,974
Net gains (losses) on trading securities sold/matured during the period	(4,199)	1,579	(473)
Net gains (losses) on trading securities	$137,273	$26,049	$110,501

We have invested in short- and medium-term fixed-rate U.S. Treasury securities. The securities are not held for speculative trading, rather held to satisfy liquidity requirements. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate
U.S. Treasury securities. Securities classified as trading are carried at fair values. Changes in unrealized fair values and realized gains
(losses) are recorded in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments. Par amounts of securities outstanding was $7.6 billion at December 31, 2025 and December 31, 2024.
Other income (loss) — Derivatives and Hedging Activities — 2025, 2024 and 2023
For derivatives that are not designated in qualifying hedge relationship (i.e. in an economic hedge), the derivatives are considered as a
“standalone” instrument and fair value changes are recorded in Other income (loss), without the offset of valuation of a hedged item.
Gains and losses recorded in Other income (loss) on standalone derivatives include net interest accruals.
The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income
(loss):
Table 10.11        Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Years Ended December 31,
	2025	2024	2023
Derivatives not designated as hedging instruments
Interest rate swaps (a)	$(130,786)	$(13,589)	$(109,594)
Caps or floors	850	(147)	(804)
Mortgage delivery commitments	1,079	(257)	(1,552)
Swaps economically hedging instruments designated under FVO (b)	47,601	69,876	94,311
Accrued interest on derivatives in economic hedging relationships (c)	63,630	71,076	43,475
Net gains (losses) related to derivatives not designated as hedging instruments	$(17,626)	$126,959	$25,836
Price alignment amount (d)	(4,107)	685	5,016
Net gains (losses) on derivatives and hedging activities	$(21,733)	$127,644	$30,852
Derivative gains and losses in the table above include both realized and unrealized fair value net gains and losses. Also includes swap interest settlements on derivatives designated as standalone hedging instruments.

(a)Represents fair value changes recorded in Other income, primarily interest rate swaps in economic hedges of U.S. Treasury fixed-
rate securities recorded fair value losses of $131.3 million, $17.1 million and $116.3 million in 2025, 2024 and 2023. The swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes.
(b)Represents fair value changes recorded in Other income on interest rate swaps hedging CO debt elected under the FVO.
(c)Represents impact to Other income due to net interest settlements on standalone swap contracts. Net interest settlements are the interest accruals on swaps primarily in economic hedges of U.S. Treasury securities, debt and advances, and economic hedges of instruments elected under the FVO.
(d)Relates to derivatives for which variation margin payments are characterized as daily settled contracts.

Operating Expenses, Compensation and Benefits, and Other Expenses — 2025, 2024 and 2023
The following table sets forth the major categories of operating expenses (dollars in thousands):
Table 10.12        Operating Expenses, and Compensation and Benefits

	Years Ended December 31,
	2025	Percentage of Total	2024	Percentage of Total	2023	Percentage of Total
Operating Expenses (a)
Compensation & Benefits	$123,916	42.99%	$114,708	41.11%	$102,578	43.45%
Occupancy	12,283	4.26	12,064	4.33	11,905	5.04
Depreciation	16,812	5.83	14,548	5.21	15,643	6.63
Contractual and Computer Service Agreement	54,256	18.82	52,184	18.70	41,653	17.65
Other Operating Expenses (b)	12,114	4.20	16,768	6.00	15,889	6.73
Total Operating Expenses	219,381	76.10	210,272	75.35	187,668	79.50
Voluntary Contributions	37,332	12.95	38,027	13.63	20,850	8.83
Finance Agency and Office of Finance (c)	23,443	8.13	22,502	8.06	20,352	8.62
Other Expenses (d)	8,132	2.82	8,242	2.96	7,189	3.05
Total Operating Expenses and Others	$288,288	100.00%	$279,043	100.00%	$236,059	100.00%

(a)Operating expenses included the administrative and overhead costs of operating the FHLBNY, as well as the operating costs of providing advances and managing collateral associated with the advances, managing the investment portfolios, and providing correspondent banking services to members.
(b)The category “Other Operating Expenses” included temporary workers, contractual services, professional and legal fees, audit fees, director fees and expenses, insurance, and telecommunications.
(c)We are assessed for our share of the operating expenses for the Finance Agency and the Office of Finance. The FHLBanks and
two other GSEs share the entire cost of the Finance Agency. Expenses are allocated by the Finance Agency and the Office of
Finance.
(d)The category “Other Expense” included non-service elements of net periodic pension benefit costs, MPF transaction fees and derivative clearing fees.
Assessments — 2025, 2024 and 2023
For more information about assessments, see Affordable Housing Program and Other Mission Related Programs and Assessments
under Part I Item 1 Business in this Form 10-K.
The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):
Table 11.1        Affordable Housing Program Liabilities

	Years Ended December 31,
	2025	2024	2023
Beginning balance	$231,447	$187,027	$131,394
Additions from current period’s assessments	66,702	82,119	83,531
Voluntary Contribution	11,300	18,100	12,663
Supplemental Contribution	4,779	4,770	—
Net disbursements for grants and programs	(66,404)	(60,569)	(40,561)
Ending balance	$247,824	$231,447	$187,027

AHP assessments allocated from net income totaled $66.7 million in 2025, $82.1 million in 2024 and $83.5 million in 2023.
Assessments are calculated as a percentage of net income, and the changes in allocations were in tandem with changes in net income.
Voluntary Contributions
The Bank is statutorily required to set aside 10% of its profits to support affordable housing each year. These funds assist members in serving very low-, low- or moderate-income households. In addition to statutory AHP assessments, the Bank stated in a March 2023 public comment letter to the FHFA that we had targeted making voluntary contributions of approximately 5% of our earnings in support of affordable housing and community investment initiatives, collectively referred to as voluntary contributions, and committed to making voluntary contributions representing 5% or more of our prior year earnings beginning in 2024. For the year ended
December 31, 2025, the Bank contributed $43.5 million to voluntary housing and community development programs. The $43.4 million commitment represents 5.0% in voluntary contributions as a percentage of 2024 pre-assessment income. In addition, we also contributed $4.8 million in a supplemental voluntary contribution to AHP for a total amount of $48.3 million in voluntary contributions.
The following tables provide a summary of the Banks voluntary contribution results for the years ended December 31, 2025 and 2024
(in thousands):
Table 12.1        Voluntary Contribution Commitment and Fulfillment

	Years ended December 31,
	2025	2024
Voluntary contribution commitment	$43,444	$42,926
Voluntary contribution fulfillment	43,504	42,928
Excess over commitment	$60	$2

Fulfillment, as a % of prior year net income subject to assessment, as adjusted	5.01%	5.14%

Voluntary contribution fulfillment	$43,504	$42,928
Supplemental voluntary contributions to AHP (a)	4,779	4,770
Total voluntary contributions, including supplemental contributions to AHP assessment	$48,283	$47,698

(a)Because voluntary contributions are recorded as expenses in the income statement, the contributions reduce the Bank’s net income before assessments. This, in turn, would reduce the statutory AHP assessment. As such, the Bank has committed to a “do no harm” provision by making a supplemental voluntary contribution to AHP in an amount that would restore the statutory AHP assessment to the amount it would have been if the Bank had not made the voluntary contributions.
For the year ended December 31, 2025, the total of statutory AHP assessment expense and voluntary contribution fulfillment, including the supplemental voluntary contributions to AHP, was $115.0 million.
Table 12.2        Voluntary Housing and Community Investment Expenses

	Years ended December 31,
	2025	2024
Voluntary AHP expenses	$11,300	$18,100
Voluntary supplemental AHP expenses	4,779	4,770
Affordable Housing	9,363	5,468
Small Business Recovery Grant	7,608	5,000
Charitable Contributions	3,592	4,457
Other	690	232
Total voluntary housing & community investment expense	$37,332	$38,027

For the years ended December 31, 2025 and 2024, the Bank expensed $37.3 million and $38.0 million, which consisted of voluntary
AHP contribution expenses, supplemental voluntary AHP contribution expenses, voluntary grants and donations and other community investment and housing expenses.
Table 12.3        Voluntary Contribution Fulfillment

	Years ended December 31,
	2025	2024
Voluntary contributions
Interest income	$10,951	$9,671
Non-interest expense (a)	32,553	33,257
Voluntary contribution fulfillment	$43,504	$42,928

(a)Excludes $4.8 million of supplemental voluntary contributions to AHP in 2025.  Because voluntary contributions are recorded as expenses in the income statement, the contributions reduce the Bank’s net income before assessments. This, in turn, would reduce the statutory AHP assessment. As such, the Bank has committed to a “do no harm” provision by making a supplemental voluntary contribution to AHP in an amount that would restore the statutory AHP assessment to the amount it would have been if the Bank had not made the voluntary contributions.
Figures 12.4 and 12.5 present the composition of the Banks fulfillment of voluntary contributions, by attribute, for the years ended
December 31, 2025 and 2024.

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
•The option-adjusted DOE is limited to a range of +4.0 years to -5.0 years in the rates unchanged case, and to a range of
+/-5.0 years in the +/-200bps shock cases.
•The one-year cumulative repricing gap is limited to 10 percent of total assets.
•The sensitivity of expected net interest income over a one-year period is limited to a -17.5 percent change under the +200bps shock compared to the rates in the forward rate scenario. The sensitivity of expected net interest income over a one-year period is limited to a -30 percent change under the -200bps shock compared to the rates in the forward rate scenario. This metric measures the Bank’s sensitivity of earnings to changes in the level of rates along the yield curve and allowed for negative rates.
•The potential decline in the market value of equity (MVE) is limited to a 10 percent change under the +/-200bps shocks.
•KRD exposure at any of six term points 3-year and under (1-month, 3-month, 6-month, 1-year, 2-year and 3-year) is limited to between +/-20 months through the 3-year term point and a cumulative limit of +/-30 months from the 5-year through 30-
year term points specific to the investment portfolio. Both of these quarterly observations are well within their limits.
Our portfolio, including derivatives, is tracked and the overall mismatch net of derivatives between assets and liabilities is summarized by using a DOE measure. Our last five quarterly DOE results are shown in years in the table below:

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
December 31, 2025	1.63	1.25	1.33	2.17
September 30, 2025	1.34	1.00	1.08	1.90
June 30, 2025	0.56	0.47	0.56	1.07
March 31, 2025	0.67	0.51	0.62	1.09
December 31, 2024	0.50	0.28	0.39	1.04
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

One Year Re-pricing Gap
December 31, 2025	6.740 Billion
September 30, 2025	7.206 Billion
June 30, 2025	8.685 Billion
March 31, 2025	8.093 Billion
December 31, 2024	8.990 Billion
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
scenario and subjected to a -17.5 percent limit. The sensitivity of expected net interest income over a one-year period is limited to a
-30 percent change under the -200bps shock compared to the rates in the forward rate scenario. Given the higher rate environment, the
Bank will be generating income sensitivity to larger down rate scenarios.

	Sensitivity in the -200bps Shock	Sensitivity in the -100bps Shock	Sensitivity in the +200bps Shock
December 31, 2025	5.53%	2.82%	(7.82)%
September 30, 2025	5.15%	2.73%	(6.96)%
June 30, 2025	—%	(0.16)%	(0.57)%
March 31, 2025	0.35%	0.32%	1.56%
December 31, 2024	1.28%	0.96%	(1.84)%
Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change in MVE	-100bps Change in MVE	+200bps Change in MVE
December 31, 2025	2.79%	1.51%	(3.73)%
September 30, 2025	2.28%	1.24%	(3.10)%
June 30, 2025	1.11%	0.59%	(1.51)%
March 31, 2025	1.24%	0.68%	(1.65)%
December 31, 2024	0.80%	0.46%	(1.46)%
As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/repricing gaps (in millions):

	Interest Rate Sensitivity December 31, 2025
	Six Months or Less	More Than Six Months to One Year	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years
Interest-earning assets:
Non-MBS investments	$32,418	$138	$1,550	$547	$1,746
Swaps hedging Non-MBS Investments	900	—	(900)	—	—
MBS investments	5,328	1,233	3,684	3,024	7,589
Swaps hedging MBS	7,945	—	(610)	(1,234)	(6,101)
Adjustable-rate loans and advances	32,701	1	—	—	—
Net investments, adjustable rate loans and advances	79,292	1,372	3,724	2,337	3,234

Liquidity trading portfolio	1,188	1,119	4,051	243	—
Swaps hedging investments	5,434	(1,130)	(4,054)	(250)	—
Net liquidity trading portfolio	6,622	(11)	(3)	(7)	—

Fixed-rate loans and advances	27,297	9,537	15,795	6,445	689
Swaps hedging fixed-rate advances	32,100	(9,563)	(15,467)	(6,383)	(687)
Net fixed-rate loans and advances	59,397	(26)	328	62	2
Total interest-earning assets	$145,311	$1,335	$4,049	$2,392	$3,236

Interest-bearing liabilities:
Deposits	$3,072	$—	$—	$—	$—
Discount notes	72,919	3,108	—	—	—
Swaps hedging discount notes	1,824	(2,792)	801	70	97
Net discount notes	74,743	316	801	70	97

Consolidated Obligation Bonds
FHLBank bonds	44,767	6,571	11,524	2,737	2,933
Swaps hedging bonds	15,920	(5,483)	(7,720)	(1,055)	(1,662)
Net FHLBank bonds	60,687	1,088	3,804	1,682	1,271
Total interest-bearing liabilities	$138,502	$1,404	$4,605	$1,752	$1,368
Post hedge gaps (a):
Periodic gap	$6,809	$(69)	$(556)	$640	$1,868
Cumulative gaps	$6,809	$6,740	$6,184	$6,824	$8,692

	Interest Rate Sensitivity December 31, 2024
	Six Months or Less	More Than Six Months to One Year	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years
Interest-earning assets:
Non-MBS investments	$24,685	$128	$424	$347	$1,331
MBS investments	5,228	652	2,858	4,044	7,410
Swaps hedging MBS	6,985	—	(50)	(1,033)	(5,902)
Adjustable-rate loans and advances	49,826	120	—	—	—
Net investments, adjustable rate loans and advances	86,724	900	3,232	3,359	2,839

Liquidity trading portfolio	—	2,364	2,780	2,332	—
Swaps hedging investments	7,578	(2,352)	(2,851)	(2,375)	—
Net liquidity trading portfolio	7,578	13	(71)	(43)	—

Fixed-rate loans and advances	25,743	4,215	16,526	8,336	1,784
Swaps hedging fixed-rate advances	30,076	(3,983)	(16,187)	(8,129)	(1,778)
Net fixed-rate loans and advances	55,819	232	339	207	7
Total interest-earning assets	$150,120	$1,145	$3,500	$3,522	$2,846

Interest-bearing liabilities:
Deposits	$2,415	$—	$—	$—	$—
Discount notes	64,535	3,321	—	—	—
Swaps hedging discount notes	1,684	(3,051)	782	418	167
Net discount notes	66,219	270	782	418	167

Consolidated Obligation Bonds
FHLBank bonds	46,598	4,562	20,229	6,373	3,454
Swaps hedging bonds	26,366	(4,156)	(17,764)	(2,724)	(1,722)
Net FHLBank bonds	72,964	407	2,465	3,650	1,732
Total interest-bearing liabilities	$141,598	$677	$3,247	$4,068	$1,899
Post hedge gaps (a):
Periodic gap	$8,522	$468	$253	$(545)	$947
Cumulative gaps	$8,522	$8,990	$9,243	$8,698	$9,645

(a)Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

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
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. The Bank’s management assessed the effectiveness of the Bank’s internal control over financial reporting as of December 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated
Framework (2013). Based on its assessment, management of the Bank determined that as of December 31, 2025, the Bank’s internal control over financial reporting was effective based on those criteria.
PricewaterhouseCoopers LLP, the Bank’s independent registered public accounting firm that audited the accompanying Financial
Statements has also issued an audit report on the effectiveness of internal control over financial reporting. Their report appears on the following page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of the Federal Home Loan Bank of New York
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying statements of condition of the Federal Home Loan Bank of New York (the “Company”) as of
December 31, 2025 and 2024, and the related statements of income, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway
Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended
December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
PricewaterhouseCoopers LLP,
300 Madison Avenue,
New York, New York 10017
www.pwc.com/us  (646) 471 3000,

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
Valuation of Interest-Rate Swap Derivatives
As described in Notes 17 and Note 18 to the financial statements, as of December 31, 2025, the fair value of the Bank’s derivative assets and liabilities was $99.5 million and $4.1 million, respectively, the majority of which related to interest-rate swap derivatives.
Discounted cash flow analysis is the primary methodology employed by management’s valuation model to measure the fair value of interest-rate swap derivatives. Management's valuation model employs industry standard market-observable inputs, including the discount rate, forward interest rate, and volatility assumptions.
The principal considerations for our determination that performing procedures relating to the valuation of interest-rate swap derivatives is a critical audit matter are (i) the high degree of audit effort in performing procedures related to the valuation of interest-
rate swap derivatives; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate swap derivatives. These procedures also included, among others, (i) testing the completeness and accuracy of certain data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent  estimate of fair value for a sample of interest-rate swap derivatives using independent market-observable inputs, including the discount rate, forward interest rate, and volatility assumptions and (b) comparing the independently developed estimate of fair value to management’s estimate.
/s/ PricewaterhouseCoopers LLP
New York, New York
March 20, 2026
We have served as the Company’s auditor since 1990.

Federal Home Loan Bank of New York
Statements of Condition — (In Thousands, Except Par Value of Capital Stock)
As of December 31, 2025 and December 31, 2024

	December 31, 2025	December 31, 2024
Assets
Cash and due from banks (Note 3)	$38,192	$26,141
Interest-bearing deposits (Note 4)	2,960,000	2,770,000
Securities purchased under agreements to resell (Note 4)	15,950,000	10,895,000
Federal funds sold (Note 4)	11,550,000	9,415,000
Trading securities (Note 5) (Includes $845,578 pledged as collateral at December 31, 2025 and $802,969 at December 31, 2024)	7,387,187	7,237,940
Equity Investments (Note 6)	103,707	95,422
Available-for-sale securities, amortized cost of $12,377,325 at December 31, 2025 and $10,152,921 at December 31, 2024 (Note 7)	12,345,845	9,987,284
Held-to-maturity securities, net of allowance for credit losses of $76 at December 31, 2025 and $649 at December 31, 2024 (Note 8) (Includes $0 pledged as collateral at December 31, 2025 and $2,144 at December 31, 2024)	10,490,167	10,865,935
Advances (Note 9) (Includes $0 at December 31, 2025 and December 31, 2024 at fair value under the fair value option)	92,306,684	105,838,238
Mortgage loans held-for-portfolio, net of allowance for credit losses of $3,691 at December 31, 2025 and $3,054 at December 31, 2024 (Note 10)	2,644,449	2,345,395
Accrued interest receivable	523,973	571,199
Premises, software, and equipment	84,524	78,966
Operating lease right-of-use assets (Note 19)	44,289	49,550
Finance lease right-of-use asset (Note 19)	1,532	2,003
Derivative assets (Note 17)	99,548	97,344
Other assets	14,896	24,531

Total assets	$156,544,993	$160,299,948

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	3,071,958	2,415,356
Non-interest-bearing demand	18,003	14,028

Total deposits	3,089,961	2,429,384

Consolidated obligations, net (Note 12)
Bonds (Includes $556,866 at December 31, 2025 and $1,704,115 at December 31, 2024 at fair value under the fair value option)	68,466,741	80,552,135
Discount notes (Includes $577,958 at December 31, 2025 and $0 at December 31, 2024 at fair value under the fair value option)	76,019,517	67,858,939

Total consolidated obligations	144,486,258	148,411,074

Mandatorily redeemable capital stock (Note 14)	7,585	4,509

Accrued interest payable	470,265	604,267
Affordable Housing Program (Note 13)	247,824	231,447
Derivative liabilities (Note 17)	4,097	13,357
Other liabilities	167,633	133,503
Operating lease liabilities (Note 19)	54,696	60,853
Finance lease liabilities (Note 19)	1,571	2,025

Total liabilities	148,529,890	151,890,419

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares:
54,111 at December 31, 2025 and 60,496 at December 31, 2024	5,411,075	6,014,414
Retained earnings
Unrestricted	1,286,417	1,286,317
Restricted (Note 14)	1,328,728	1,208,776
Total retained earnings	2,615,145	2,495,093
Total accumulated other comprehensive income (loss)	(11,117)	(99,978)

Total capital	8,015,103	8,409,529

Total liabilities and capital	$156,544,993	$160,299,948
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Income — (In Thousands, Except Per Share Data)
Years Ended December 31, 2025, 2024 and 2023

	Years ended December 31,
	2025	2024	2023
Interest income
Advances, net (Note 9)	$4,696,546	$6,165,285	$5,988,659
Interest-bearing deposits (Note 4)	139,040	182,832	202,359
Securities purchased under agreements to resell (Note 4)	314,367	250,479	248,042
Federal funds sold (Note 4)	741,308	1,016,419	883,122
Trading securities (Note 5)	238,010	195,660	134,753
Available-for-sale securities (Note 7)	524,443	518,508	438,091
Held-to-maturity securities (Note 8)	437,023	507,926	435,381
Mortgage loans held-for-portfolio (Note 10)	98,402	81,502	69,908
Loans to other FHLBanks (Note 20)	367	—	72

Total interest income	7,189,506	8,918,611	8,400,387

Interest expense
Consolidated obligation bonds (Note 12)	3,562,616	4,728,332	4,859,012
Consolidated obligation discount notes (Note 12)	2,660,677	3,076,599	2,414,738
Deposits (Note 11)	111,816	125,362	128,252
Mandatorily redeemable capital stock (Note 14)	562	595	653
Cash collateral held and other borrowings	2,060	942	2,395
Securities sold under agreement to repurchase	12	—	—

Total interest expense	6,337,743	7,931,830	7,405,050

Net interest income before provision for credit losses	851,763	986,781	995,337

Provision (Reversal) for credit losses	70	(212)	1,695

Net interest income after provision for credit losses	851,693	986,993	993,642

Other income (loss)
Service fees and other	22,184	21,512	21,182
Instruments held under the fair value option gains (losses) (Note 18)	(47,325)	(72,258)	(99,223)
Derivative gains (losses) (Note 17)	(21,733)	127,644	30,852
Securities gains (losses) (Note 5 & Note 8)	137,925	26,049	110,501
Equity investments gains (losses) (Note 6)	11,932	9,644	12,143
Litigation settlement	72	—	1,624
Gains (losses) from extinguishment of debt	—	54	—

Total other income (loss)	103,055	112,645	77,079

Other expenses
Operating	95,465	95,564	85,090
Compensation and benefits	123,916	114,708	102,578
Voluntary Contributions (Note 13)	37,332	38,027	20,850
Finance Agency and Office of Finance	23,443	22,502	20,352
Other expenses	8,132	8,242	7,189
Total other expenses	288,288	279,043	236,059

Income before assessments	666,460	820,595	834,662

Affordable Housing Program Assessments (Note 13)	66,702	82,119	83,531

Net income	$599,758	$738,476	$751,131

Basic earnings per share (Note 15)	$10.39	$12.01	$12.15
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Comprehensive Income — (In Thousands)
Years Ended December 31, 2025, 2024 and 2023

	Years ended December 31,
	2025	2024	2023
Net Income	$599,758	$738,476	$751,131
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	404,941	(87,052)	95,488
Net change in non-credit portion on held-to-maturity securities	569	194	235
Net change due to hedging activities
Cash flow hedges (a)	(38,845)	(6,622)	(26,999)
Fair value hedges (b)	(270,784)	129,355	(69,760)
Total net change due to hedging activities	(309,629)	122,733	(96,759)
Net change in pension and postretirement benefits	(7,020)	6,680	(5,212)
Total other comprehensive income (loss)	88,861	42,555	(6,248)
Total comprehensive income (loss)	$688,619	$781,031	$744,883

(a)Represents changes in the fair values of derivatives in cash flow hedging programs, primarily from open contracts in the hedging of rolling issuance of CO discount notes, and any open contracts in cash flow hedges of anticipatory issuance of CO bonds. Also includes unamortized gains and losses related to closed cash flow hedges that will be amortized in future periods from AOCI to Interest expense. For more information, see table “Cash flow hedge gains and losses” in Note 17. Derivatives and Hedging Activities.
(b)Represents cumulative hedge valuation basis adjustments on fair value hedges of AFS securities under the partial-term hedging provisions of ASU 2017-12. Amounts represent change in the benchmark rate of the hedged securities. Changes in the benchmark rate on ASC 815 qualifying fair value hedges are recorded through earnings with an offset to the carrying values of the hedged AFS securities. Changes in marked-to-market values of AFS securities are recorded to adjust the amortized cost of AFS securities with an offset in AOCI. In AOCI, the marked-to-market gains and losses are reported separately from ASC 815 valuation changes due to changes in the benchmark rate.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Capital — (In Thousands, Except Per Share Data)
Years Ended December 31, 2025, 2024 and 2023

	Capital Stock(a) Class B		Retained Earnings			Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital

Balance, December 31, 2022	63,877	$6,387,701	$1,185,112	$910,855	$2,095,967	$(136,285)	$8,347,383

Proceeds from issuance of capital stock	100,163	10,016,311	—	—	—	—	10,016,311
Repurchase/redemption of capital stock	(102,997)	(10,299,783)	—	—	—	—	(10,299,783)
Shares reclassified to mandatorily redeemable capital stock	(547)	(54,659)	—	—	—	—	(54,659)
Cash dividends ($8.31 per share) on capital stock	—	—	(509,434)	—	(509,434)	—	(509,434)
Comprehensive income (loss)	—	—	600,905	150,226	751,131	(6,248)	744,883

Balance, December 31, 2023	60,496	$6,049,570	$1,276,583	$1,061,081	$2,337,664	$(142,533)	$8,244,701

Proceeds from issuance of capital stock	49,846	4,984,625	—	—	—	—	4,984,625
Repurchase/redemption of capital stock	(50,198)	(5,019,781)	—	—	—	—	(5,019,781)
Shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—
Cash dividends ($9.50 per share) on capital stock	—	—	(581,047)	—	(581,047)	—	(581,047)
Comprehensive income (loss)	—	—	590,781	147,695	738,476	42,555	781,031

Balance, December 31, 2024	60,144	$6,014,414	$1,286,317	$1,208,776	$2,495,093	$(99,978)	$8,409,529

Proceeds from issuance of capital stock	55,228	5,522,799	—	—	—	—	5,522,799
Repurchase/redemption of capital stock	(61,184)	(6,118,428)	—	—	—	—	(6,118,428)
Shares reclassified to mandatorily redeemable capital stock	(77)	(7,710)	—	—	—	—	(7,710)
Cash dividends ($7.99 per share) on capital stock	—	—	(479,706)	—	(479,706)	—	(479,706)
Comprehensive income (loss)	—	—	479,806	119,952	599,758	88,861	688,619

Balance, December 31, 2025	54,111	$5,411,075	$1,286,417	$1,328,728	$2,615,145	$(11,117)	$8,015,103

(a)Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital Stock, Mandatorily Redeemable Capital Stock and Restricted
Retained Earnings.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — (In Thousands)
Years Ended December 31, 2025, 2024, and 2023

	Twelve months ended December 31,
	2025	2024	2023
Operating activities

Net Income	$599,758	$738,476	$751,131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(524,569)	260,618	145,929
Concessions on consolidated obligations	3,126	3,026	3,012
Premises, software, and equipment	17,283	10,310	18,301
Provision (Reversal) for credit losses	70	(212)	1,695
Change in net fair value adjustments on derivatives and hedging activities	(631,000)	39,549	(425,851)
Net realized and unrealized (gains) losses on trading securities	(137,925)	(26,049)	(110,501)
Change in fair value on Equity Investments	(5,200)	(1,098)	(9,863)
Change in fair value adjustments on financial instruments held at fair value	47,325	72,258	99,223
Losses (gains) from extinguishment of debt	—	(54)	—
Net change in:
Accrued interest receivable	47,159	10,024	(141,139)
Derivative assets due to accrued interest	459,741	(124,242)	(791,958)
Derivative liabilities due to accrued interest	(478,188)	248,801	633,114
Other assets	9,523	(6,829)	1,085
Affordable Housing Program liability	16,377	44,979	55,633
Accrued interest payable	(134,002)	(111,754)	345,565
Other liabilities	29,589	(9,541)	2,319
Total adjustments	(1,280,691)	409,786	(173,436)
Net cash provided by (used in) operating activities	$(680,933)	$1,148,262	$577,695

Investing activities
Net change in:
Interest-bearing deposits	$157,850	$(495,420)	$541,450
Securities purchased under agreements to resell	(5,055,000)	(3,075,000)	(3,575,000)
Federal funds sold	(2,135,000)	225,000	(170,000)
Deposits with other FHLBanks	(75)	(176)	(6)
Equity Investments	(3,084)	(2,446)	(262)
Premises, software, and equipment	(22,370)	(14,918)	(14,595)
Trading securities:
Purchased	(3,417,557)	(1,983,617)	(1,531,743)
Repayments	—	—	2,625,000
Proceeds from sales	3,484,640	731,375	399,516
Available-for-sale securities:
Purchased	(2,267,592)	(1,104,380)	(2,023,145)
Repayments	315,621	137,169	99,041
Held-to-maturity securities:
Purchased	(1,559,004)	(319,053)	(3,339,372)
Repayments	1,918,432	1,326,709	829,432
Proceeds from sales	25,999	—	—
Advances:
Principal collected	755,362,995	732,184,717	1,540,021,679
Made	(741,279,800)	(728,939,164)	(1,532,886,977)
Mortgage loans held-for-portfolio:
Principal collected	210,139	187,445	165,742
Purchased	(513,758)	(356,926)	(245,817)
Proceeds from sales of REO	587	316	589
Net cash provided by (used in) investing activities	$5,223,023	$(1,498,369)	$895,532
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — (In Thousands)
Years Ended December 31, 2025, 2024 and 2023

	Twelve months ended December 31,
	2025	2024	2023
Financing activities
Net change in:
Deposits and other borrowings	$672,398	$(1,054,079)	$2,451,856
Derivative contracts with financing element	1,817	280	(1,972)
Payments on principal portion of finance lease obligation	(454)	(295)	(36)
Consolidated obligation bonds:
Proceeds from issuance	70,869,554	71,059,743	111,134,018
Payments for maturing and early retirement	(83,526,282)	(82,815,303)	(99,993,479)
Payments on bonds transferred to other FHLBanks (a)	—	(5,804,946)	—
Consolidated obligation discount notes:
Proceeds from issuance	872,107,311	1,152,913,509	301,997,013
Payments for maturing	(863,574,562)	(1,133,351,946)	(322,137,875)
Proceeds on Discount Notes assumed from other FHLBanks (a)	996	—	5,942,950
Payments on Discount Notes transferred to other FHLBanks (a)	(848)	—	—
Capital stock:
Proceeds from issuance of capital stock	5,522,799	4,984,625	10,016,311
Payments for repurchase/redemption of capital stock	(6,118,428)	(5,019,781)	(10,299,783)
Redemption of mandatorily redeemable capital stock	(4,634)	(2,710)	(52,018)
Cash dividends paid (b)	(479,706)	(581,047)	(509,434)
Net cash provided by (used in) financing activities	$(4,530,039)	$328,050	$(1,452,449)
Net increase (decrease) in cash and due from banks	12,051	(22,057)	20,778
Cash and due from banks at beginning of the period (c)	26,141	48,198	27,420
Cash and due from banks at end of the period (c)	$38,192	$26,141	$48,198

Supplemental disclosures:
Interest paid	$4,301,259	$4,776,480	$4,048,813
Interest paid for Discount Notes (d)	$3,034,426	$2,669,410	$2,150,776
Affordable Housing Program payments (e)	$66,404	$60,569	$40,561
Transfers of mortgage loans to real estate owned	$55	$178	$575
Capital stock subject to mandatory redemption reclassified from equity	$7,710	$—	$54,659
Interest paid for finance lease	$54	$28	$6
Noncash recognition of new lease	$—	$—	$2,357
(a)For information about bonds transferred to other FHLBanks, discount notes assumed from other FHLBanks and other related party transactions, see Note 20. Related Party Transactions.
(b)Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(c)Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from
Banks for further information. Interest-bearing deposits are considered investments and are not included in cash or cash equivalent.
(d)Interest paid for Discount Notes is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(e)AHP payments equals beginning accrual minus ending accrual plus AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
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
•Market approach — This technique uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.
•Income approach — This technique uses valuation techniques to convert future amounts (for example, cash flows or earnings) to a single present amount (discounted), based on assumptions used by market participants. When the income approach is used, the fair value measurement reflects current market expectations about those future amounts. The present value technique used to measure fair value depends on the facts and circumstances specific to the asset or liability being measured and the availability of data.
•Cost approach — This approach is based on the amount that currently would be required to replace the service capacity of an asset (often referred to as current replacement cost).
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
For more information about methodologies used by the FHLBNY to validate vendor pricing, and fair value “Levels” associated with assets and liabilities recorded on the FHLBNY’s Statements of Condition at December 31, 2025 and 2024, see financial statements,
Note 18. Fair Values of Financial Instruments.
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
Typically, we execute derivatives under three strategies — by designating them as a fair value or cash flow hedge of an underlying financial instrument or a forecasted transaction that qualifies for hedge accounting treatment; by acting as an intermediary; or by designating the derivative as an asset-liability management hedge (i.e. an “economic hedge”). Derivative contracts hedging the risks associated with changes in fair value are referred to as fair value hedges, while contracts hedging the variability of expected future cash flows are cash flow hedges. Other than to elect the amendments under ASU 2017-12, which expanded the strategies that qualify for hedge accounting and simplified the application of hedge accounting, no other changes were made to hedge accounting strategies.
Fair Value Hedges
Hedging of Benchmark interest Rate Risk — The FHLBNY’s fair value hedges are primarily hedges of fixed-rate Consolidated obligation bonds, fixed-rate advances, and available-for-sale securities. For qualifying fair value hedges of interest rate risk, the changes in the fair value of the derivative and the changes in the fair value of the hedged item attributable to the hedged risk, either total cash flows or benchmark only cash flows, are presented within Interest income or Interest expense based on whether the hedged item is an asset or a liability. Prior to the adoption of ASU 2017-12, changes to the fair value of the derivative and the qualifying hedged item were presented in Other income (loss), a line item below the net interest income line in the Statements of income.

Federal Home Loan Bank of New York
Notes to Financial Statements
The two principal fair value hedging activities are summarized below:
Consolidated Obligations — The FHLBNY may manage the risk arising from changing market prices and volatility of a
Consolidated obligation debt by matching the cash inflows on the derivative with the cash outflow on the Consolidated obligation debt and may include early termination features or options. In general, whenever we issue a longer-term fixed-rate debt, or a fixed-
rate debt with call or put or other embedded options, we will simultaneously execute a derivative transaction, generally an interest rate swap, with terms that offset the terms of the fixed-rate debt, or terms of the debt with embedded put or call options or other options. When a fixed-rate debt is hedged, the combination of the fixed-rate debt and the derivative transaction effectively creates a variable rate liability, indexed to a benchmark interest rate.
Advances — We offer a wide array of advances structures to meet members’ funding needs. These advances may have maturities up to 30 years with fixed or adjustable rates and may include early termination features or options. We may use derivatives to adjust the repricing and/or options characteristics of advances to more closely match the characteristics of its funding liabilities. In general, whenever a member executes a longer term fixed-rate advance, or a fixed-rate advance with call or put or other embedded options, we will simultaneously execute a derivative transaction, generally an interest rate swap, with terms that offset the terms of the fixed-
rate advance, or terms of the advance with embedded put or call options or other options. When a fixed-rate advance is hedged, the combination of the fixed-rate advance and the derivative transaction effectively creates a variable rate asset, indexed to a benchmark interest rate.
The partial-term hedging strategy makes it possible to hedge selected fixed-rate payments in a fair value hedge of interest rate risk.
While U.S. GAAP has long permitted entities to designate one or more contractual cash flows in a financial instrument, the hedge strategy could result in hedge ineffectiveness. This is because the fair value of the hedging instrument and the hedged item would react differently to changes in interest rates because the principal repayment of the debt occurs on a different date than the swap’s maturity. ASU 2017-12 addressed this issue by allowing entities to calculate the change in the fair value of the hedged item in a partial-term hedge of a fixed-rate financial instrument using an assumed term that begins when the first hedged cash flow begins to accrue and ends when the last hedged cash flow is due and payable. Similar to other fair value hedges, where the hedged item is an asset, the fair value of the hedged item attributable to interest rate risk is recorded in P&L and presented in Interest income from investments along with the change in the fair value of the hedging instrument. This strategy is utilized by the FHLBNY for hedging certain AFS designated mortgage-backed securities.
Benchmark rate component hedging is permitted under the ASU, which addressed the issue that measuring changes in the fair value of the hedged item using the total coupon cash flows misrepresents the true effectiveness of these hedging relationships.
Additionally, these hedging relationships are not meant to manage credit risk, and that using the total contractual cash flows to determine the change in the fair value of the hedged item attributable to the change in the benchmark interest rate creates an earnings mismatch that reflects the portion of the financial instrument that the entity does not intend to hedge. The guidance addresses these issues by allowing entities to use either (1) the full contractual coupon cash flows or (2) the benchmark rate component of the contractual coupon cash flows to calculate the change in the fair value of the hedged item attributable to changes in the benchmark interest rate in a fair value hedge of interest rate risk.
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
Allowance for Expected Credit Losses (ASC 326)
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
In accordance with ASC 320, sales of debt securities may be considered maturities for classification purposes under the following conditions: (1) the sale occurs sufficiently close to its maturity date (or call date, if exercise of the call is probable) such that interest rate risk is substantially eliminated as a pricing factor, and changes in market interest rates would not have a significant effect on the security’s fair value, or (2) the sale of a security occurs after the FHLBNY has collected a substantial portion (at least 85%) of the principal outstanding at acquisition. The FHLBNY has internal policies defining “sufficiently close” and “substantial portion.
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
Non-Accrual Mortgage Loans. The FHLBNY places a mortgage loan on non-accrual status when the collection of the contractual principal or interest is doubtful, which for the FHLBNY is typically 90 days or more past due. When a mortgage loan is placed on non-accrual status, accrued but uncollected interest is reversed against interest income. A loan on non-accrual status may be restored to accrual when (1) principal and interest is no longer delinquent, (2) the FHLBNY expects to collect the remaining interest and principal, and (3) the collection is not under legal proceedings. For mortgage loans on non-accrual status, impairment calculations would consider if the collection of the remaining principal and interest due is determined to be doubtful, and any cash received would be applied first to principal until the remaining principal amount due is collected, and then as a recovery of any charge-offs. Any remaining cash flows would be recorded as interest income. If the FHLBNY determines that the loan servicer on a non-accrual loan has paid the accrued interest receivable as an advance, which is likely to be subject to recovery by the borrower, the FHLBNY would consider the cash received as a liability until the impaired loan returns to a performing status. The cumulative amounts of cash received and recorded as a liability was $0.4 million at December 31, 2025 and $0.5 million at December 31, 2024. The FHLBNY is continuing to apply its existing non-accrual standards, which is to consider a loan to be in a non-accrual status if the loan is seriously delinquent (90 days plus delinquent) on loans impacted by forbearance and deferral programs.

Federal Home Loan Bank of New York
Notes to Financial Statements
Impairment Methodology and Portfolio Segmentation and Disaggregation — Except for VA and FHA insured mortgage loans, all mortgage loans are measured for impairment and analyzed for credit losses. Measurement of credit losses is based on current information and events and when it is probable that the FHLBNY will be unable to collect all amounts due according to the contractual terms of the loan agreement. Credit losses are measured for impairment based on the fair value of the underlying property less estimated selling costs. It is assumed that repayment is expected to be provided solely by the sale of the underlying property, that is, there is no other available and reliable source of repayment. To the extent that the net fair value of the property (collateral) is less than the amortized cost in the loan, a loan loss allowance is recorded. FHA and VA are insured loans and are excluded from the loan-
by-loan analysis. FHA and VA insured mortgage loans have minimal inherent credit risk; risk generally arises mainly from the servicers defaulting on their obligations. FHA and VA insured mortgage loans, if adversely classified, would have reserves established only in the event of a default of a PFI, and reserves would be based on aging, collateral value and estimated costs to recover any uninsured portion of the mortgage loan.
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
REO is recorded at the lower of cost or fair value less estimated selling costs of the REO. At the date of transfer, from mortgage loan to REO, the FHLBNY recognizes a charge-off to allowance for credit losses if the fair value of the REO is less than the amortized cost in the loan. Any subsequent realized gains, realized or unrealized losses and carrying costs are included in Other income (non-
interest) in the Statements of Income. REO is recorded in Other assets, in the Statements of Condition.
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
Mandatorily redeemable capital stock at December 31, 2025 and 2024 represented capital stocks held by former members.
Accounting Considerations under the Capital Plan — There are three triggering events that could cause the FHLBNY in its sole discretion to repurchase capital stock.
•a member requests redemption of excess membership stock;
•a member delivers notice of its intent to withdraw from membership; or
•a member attains non-member status (through merger into or acquisition by a non-member, charter termination, or involuntary termination from membership).
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

Federal Home Loan Bank of New York
Notes to Financial Statements
Consolidated Obligations
Accounting for Consolidated obligation debt. The FHLBNY reports Consolidated obligation bonds and discount notes at amortized cost, net of discounts and premiums. If the consolidated obligation debt is hedged in a benchmark hedge, its carrying value will include hedging valuation adjustments, which will typically be the changes in the SOFR or Federal funds effective index. The carrying value of Consolidated obligation debt elected under the FVO will be its fair value. The FHLBNY records interest paid on
Consolidated obligation bonds in interest expense. The FHLBNY expenses the discounts on Consolidated obligation discount notes, using the level-yield method, over the term of the related notes and amortizes the discounts and premiums on callable and non-
callable Consolidated bonds, also using the contractual level-yield method, over the term to maturity of the Consolidated obligation bonds.
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
Interim Reporting ASU 2025-11, Issued December 2025.
The ASU reorganizes and modernizes
interim reporting guidance in Topic
270. It consolidates all interim
disclosure requirements from across
GAAP into a single comprehensive
list, clarifies the applicability of
interim reporting guidance, and
introduces a disclosure principle
requiring entities to disclose material
events occurring after year‑end. The
amendments do not expand or reduce
existing interim disclosure
requirements but improve clarity and
consistency.
		Effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods. Early adoption permitted.	FHLBNY is currently evaluating the new guidance and its potential impact on the Bank’s financial statements.
Hedge Accounting Improvements ASU 2025-09, Issued December 2025.
The ASU updates hedge accounting
guidance to better align with current
risk‑management practices. Key
changes include expanding the ability
to group forecasted transactions using
a “similar risk exposure” criterion;
establishing a model for hedging
choose‑your‑rate variable‑rate debt;
expanding component hedging for
nonfinancial forecasted transactions;
eliminating the net written option test
for certain compound derivatives; and
improving accounting for dual hedges
involving
foreign‑currency‑denominated debt.
		Effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. Early adoption permitted.	FHLBNY is currently evaluating the new guidance and its potential impact on the Bank’s financial statements.
Allowance for Credit Losses on Purchased Seasoned Loans ASU 2025-08, Issued November 2025.
The ASU expands the use of the
gross‑up approach to a new category
of acquired financial assets called
“purchased seasoned loans.”
Non‑PCD loans that meet seasoning
criteria (including all non‑PCD loans
acquired in a business combination)
must be accounted for using the
gross‑up approach rather than
recording a Day 1 credit loss expense.
The amendments reduce complexity,
eliminate double counting of expected
losses, and improve comparability
across acquisitions.
		Effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. Applied prospectively. Early adoption permitted.	FHLBNY is currently evaluating the new guidance and its potential impact on the Bank’s financial statements.

Federal Home Loan Bank of New York
Notes to Financial Statements

Internal-Use Software Capitalization ASU 2025-06, Issued September 2025.
The standards in this ASU eliminate
references to prescriptive software
development stages in Subtopic
350‑40. Under the amended guidance,
capitalization of internal‑use software
costs begins when (1) management
has authorized and committed funding
to the project and (2) it is probable
that the project will be completed and
the software will be used as intended.
The amendments are intended to
provide a more principles‑based
framework that better reflects modern
software development practices and
reduces diversity in practice.
	The requirement is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted.	FHLBNY is currently evaluating the new guidance and its potential impact on the Bank’s financial statements.
Expense Disaggregation Disclosures ASU 2024-03, Issued November 2024.
The standards require disaggregated
disclosure of income statement
expenses in the notes to the financial
statements. Among other things,
entities must disclose, at each
reporting period, the amounts of
purchases of inventory, employee
compensation, depreciation, and
intangible asset amortization, along
with other required categories. The
objective is to provide users with
more transparent and decision‑useful
information about the nature and
behavior of operating expenses.
	The requirement is effective for fiscal years beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted.	The adoption of this guidance is not expected to have any effect on the Bank’s financial condition, results of operations, cash flows, or disclosures due to the existing level of disaggregation.

Note 3.    Cash and Due from Banks.
Cash on hand, cash items in the process of collection, and amounts due from correspondent banks and the Federal Reserve Banks are recorded as cash and cash equivalent in the Statements of Cash Flows. The FHLBNY is exempt from maintaining any required clearing balance at the Federal Reserve Bank of New York.
Compensating Balances
The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances. There are no restrictions on the withdrawal of funds in this arrangement. The compensating balances were $5 million  at
December 31, 2025 and $15.0 million at December 31, 2024. There were no restricted cash balances at December 31, 2025 and
December 31, 2024.
Pass-through Deposit Reserves
The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. There were no pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY at December 31, 2025 and December 31, 2024, respectively.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
Interest-bearing deposits — Investments are typically short-term deposits placed with highly-rated large financial institutions and are recorded at amortized cost. Deposits placed were $3.0 billion at December 31, 2025 and $2.8 billion at December 31, 2024 and were uncollateralized. Deposits are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Based on the analysis performed, no allowance for credit losses was recorded at December 31, 2025 and December 31, 2024. Accrued interest receivables were $0.3 million at December 31, 2025 and $0.3 million at December 31, 2024, and no allowance for credit losses was recorded as interest due was collected.
Federal funds sold — Federal funds sold are unsecured advances to highly-rated large financial institutions. Federal funds sold are unsecured loans that are generally transacted on an overnight term and recorded at amortized cost. FHFA regulations include a limit on the amount of unsecured credit an individual Bank may extend to a counterparty. Federal funds sold were $11.6 billion at
December 31, 2025 and $9.4 billion at December 31, 2024  and were repaid according to their contractual terms. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. Generally, Federal funds are short-term and typically overnight.
Counterparties are highly-rated. Based on analysis performed, no allowance for credit losses was recorded for Federal funds sold at
December 31, 2025 and December 31, 2024. Accrued interest receivables were $1.2 million at December 31, 2025 and $1.1 million at December 31, 2024, and no allowance for credit losses was recorded as interest due was collected.
Securities purchased under agreements to resell — The outstanding balances of Securities purchased under agreements to resell were recorded on an amortized cost basis of $16.0 billion at December 31, 2025 and $10.9 billion at December 31, 2024. The investments typically matured overnight and were executed through a tri-party arrangement that involved transfer of overnight funds to a segregated safekeeping account at the Bank of New York (BONY). BONY (which became a member of the FHLBNY during the second quarter 2024), acting as an independent agent on behalf of the FHLBNY and the counterparty to the transactions, assumes the responsibility of receiving eligible securities as collateral and releasing funds to the counterparty. The amount of cash loaned against the collateral is a function of the liquidity and quality of the collateral. The collateral is typically in the form of securities that meet the FHLBNY’s credit quality standards, are highly-rated and readily marketable. The FHLBNY has the ability to call for additional collateral if the value of the securities falls below a pre-defined haircut. The FHLBNY can terminate the transaction and liquidate the collateral if the counterparty fails to post the additional margin. Agreements generally allow the FHLBNY to repledge securities under certain conditions. No adjustments for instrument-specific credit risk were deemed necessary as market values of collateral were in excess of principal amounts loaned. Accrued interest receivables were $1.7 million at December 31, 2025 and $1.3 million at
December 31, 2024, and no allowance for credit losses was recorded as interest due was collected.
U.S. Treasury securities at market values of $16.3 billion at December 31, 2025 and $11.0 billion at December 31, 2024 were received at BONY to collateralize the overnight investments. Interest income from securities purchased under agreements to resell was $0.3 billion for 2025 and $0.3 billion for 2024. Transactions recorded as Securities purchased under agreements to resell were accounted as collateralized financing transactions.
Note 5.    Trading Securities.
The carrying value of a trading security equals its fair value. The following table provides major security types at December 31, 2025 and December 31, 2024 (in thousands):

Fair value	December 31, 2025	December 31, 2024
U.S. Treasury notes	$7,387,187	$6,222,347
U.S. Treasury bills	—	1,015,593
Total trading securities	$7,387,187	$7,237,940
The carrying values of trading securities included net unrealized fair value losses of $96.1 million at December 31, 2025 and losses of $237.5 million at December 31, 2024. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Finance Agency guidance, we do not participate in speculative trading practices.

Federal Home Loan Bank of New York
Notes to Financial Statements
Trading Securities Pledged
The FHLBNY had pledged marketable securities at fair values of $845.6 million at December 31, 2025 and $803.0 million at
December 31, 2024 to derivative clearing organizations to fulfill the FHLBNY’s initial margin requirements as mandated under margin rules of the Commodity Futures Trading Commission (CFTC). The clearing organizations have rights to sell or repledge the collateral securities under certain conditions.
The following tables present redemption terms of the major types of trading securities (dollars in thousands):
Redemption Terms

	December 31, 2025
	Due in one year or less	Due after one year through five years	Total Fair Value
U.S. Treasury notes	$2,305,878	$5,081,309	$7,387,187
U.S. Treasury bills	—	—	—
Total trading securities	$2,305,878	$5,081,309	$7,387,187
Yield on trading securities	1.41%	2.53%

	December 31, 2024
	Due in one year or less	Due after one year through five years	Total Fair Value
U.S. Treasury notes	$1,344,273	$4,878,074	$6,222,347
U.S. Treasury bills	1,015,593	—	1,015,593
Total trading securities	$2,359,866	$4,878,074	$7,237,940
Yield on trading securities	3.97%	1.72%
Note 6.    Equity Investments.
The FHLBNY has classified its grantor trusts as equity investments. The carrying value of equity investments in the Statements of
Condition, and the types of assets in the grantor trusts were as follows (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains (b)	Gross Unrealized Losses (b)	Fair Value (c)
Cash equivalents	$5,804	$—	$—	$5,804
Equity funds	41,336	30,824	(13,897)	58,263
Fixed income funds	39,351	6,505	(6,216)	39,640
Total Equity Investments (a)	$86,491	$37,329	$(20,113)	$103,707

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains (b)	Gross Unrealized Losses (b)	Fair Value (c)
Cash equivalents	$5,516	$—	$—	$5,516
Equity funds	35,050	21,521	(5,991)	50,580
Fixed income funds	42,840	209	(3,723)	39,326
Total Equity Investments (a)	$83,406	$21,730	$(9,714)	$95,422

(a)The intent of the grantor trusts are to set aside cash to meet current and future payments for a supplemental unfunded pension plan. Neither the pension plans nor the employees of the FHLBNY own the trusts.

Federal Home Loan Bank of New York
Notes to Financial Statements
(b)Changes in unrealized gains and losses are recorded through earnings, specifically in Other income in the Statements of Income.
(c)The grantor trusts invest in money market, equity and fixed income and bond funds. Daily net asset values (NAVs) are readily available and investments are redeemable at short notice. NAVs are the fair values of the funds in the grantor trusts. The grantor trusts are owned by the FHLBNY.
In the Statements of Income, gains and losses related to outstanding Equity Investments were as follows (in thousands):

	Year Ended December 31,
	2025	2024
Unrealized gains (losses) recognized during the reporting period on equity investments still held at the reporting date	$5,200	$1,098
Net gains (losses) recognized during the period on equity investments sold during the period	897	4,334
Net dividend and other	5,835	4,212
Net gains (losses) recognized during the period	$11,932	$9,644
Note 7.    Available-for-Sale Securities.
The following tables provide major security types (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

Housing and U.S. Obligations	$2,223,460	$2,599		$(1,264)		$2,224,795
Mortgage-backed securities
Floating
CMO	291,061	509		(1,402)		290,168
Pass Thru	2,552	84		—		2,636
Total Floating	293,613	593		(1,402)		292,804
Fixed
CMBS	10,224,167	55,871		(451,792)		9,828,246
Total Fixed	10,224,167	55,871		(451,792)		9,828,246
MBS AFS Before Hedging Adjustments	10,517,780	56,464	(a)	(453,194)	(a)	10,121,050
Hedging Basis Adjustments (b)	(363,915)	363,915		—		—
Total Available-for-sale securities (MBS)	10,153,865	420,379		(453,194)		10,121,050
Total Available-for-sale securities	$12,377,325	$422,978		$(454,458)		$12,345,845

Federal Home Loan Bank of New York
Notes to Financial Statements

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value

Housing and U.S. Obligations	$1,297,970	$509		$(1,048)		$1,297,431
Mortgage-backed securities
Floating
CMO	341,381	520		(1,987)		339,914
Pass Thru	2,999	69		—		3,068
Total Floating	344,380	589		(1,987)		342,982
Fixed
CMBS	9,145,270	3,116		(801,515)		8,346,871
Total Fixed	9,145,270	3,116		(801,515)		8,346,871
MBS AFS Before Hedging Adjustments	9,489,650	3,705	(a)	(803,502)	(a)	8,689,853
Hedging Basis Adjustments (b)	(634,699)	634,699		—		—
Total Available-for-sale securities (MBS)	8,854,951	638,404		(803,502)		8,689,853
Total Available-for-sale securities	$10,152,921	$638,913		$(804,550)		$9,987,284

(a)Amounts represent specialized third-party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; fair value unrealized gains and losses are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.
(b)Amounts represent fair value hedging basis due to changes in the benchmark rate and were recorded as an adjustment to the carrying values of hedged securities; the adjustments impacted the unrealized market value gains and losses.  In the table above, the benchmark hedging basis adjustments were reported separately from the market-based prices of ASC 815 qualifying hedges to provide greater clarity to market-based pricing of the securities.
The Bank did not sell any available-for-sale securities during the years ended December 31, 2025 or December 31, 2024.
Credit Loss Analysis of AFS Securities
The FHLBNY’s portfolio of MBS classified as AFS is comprised primarily of GSE-issued collateralized mortgage obligations and
CMBS. A portfolio of State and local housing finance agency obligations is also classified as AFS. The FHLBNY evaluates its GSE-
issued securities by considering the creditworthiness and performance of the debt securities and the strength of the government-
sponsored enterprises’ guarantees of the securities.
Based on credit and performance analysis, GSE-issued securities are performing in accordance with their contractual agreements. The
FHLBNY believes that it will recover its investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. At December 31, 2025 and December 31, 2024, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position based on market-based pricing and excluding the effects of hedge basis adjustments.
The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost.
Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). We have not experienced any payment defaults on the instruments. As noted previously, substantially all of these securities are GSE-
issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at December 31, 2025 and December 31, 2024.

Federal Home Loan Bank of New York
Notes to Financial Statements
The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other US Obligations	$—	$—	$2,481	$(19)	$2,481	$(19)
MBS-GSE	493,323	(2,353)	6,300,383	(450,822)	6,793,706	(453,175)
Total MBS Temporarily Impaired	493,323	(2,353)	6,302,864	(450,841)	6,796,187	(453,194)
State and local housing finance agency obligations	1,214,511	(1,264)	—	—	1,214,511	(1,264)
Total Temporarily Impaired	$1,707,834	$(3,617)	$6,302,864	$(450,841)	$8,010,698	$(454,458)

	December 31, 2024
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other US Obligations	$—	$—	$2,792	$(29)	$2,792	$(29)
MBS-GSE	1,952,588	(51,358)	6,449,935	(752,115)	8,402,523	(803,473)
Total MBS Temporarily Impaired	1,952,588	(51,358)	6,452,727	(752,144)	8,405,315	(803,502)
State and local housing finance agency obligations	74,999	(1)	790,493	(1,047)	865,492	(1,048)
Total Temporarily Impaired	$2,027,587	$(51,359)	$7,243,220	$(753,191)	$9,270,807	$(804,550)

Federal Home Loan Bank of New York
Notes to Financial Statements
Redemption Term
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost (b)	Estimated Fair Value	Amortized Cost (b)	Estimated Fair Value
Housing and U.S. Obligations
Due in one year or less	$—	$—	$5,200	$5,164
Due after one year through five years	458,799	461,229	—	—
Due after five years through ten years	98,886	99,043	—	—
Due after ten years	1,665,775	1,664,523	1,292,770	1,292,267
Housing and U.S. Obligations	$2,223,460	$2,224,795	$1,297,970	$1,297,431

Mortgage-backed securities
Due in one year or less	$492,677	$488,360	$223,769	$222,398
Due after one year through five years	2,348,575	2,338,486	1,999,007	1,953,918
Due after five year through ten years	6,464,250	6,456,546	5,769,258	5,685,628
Due after ten years	848,363	837,658	862,917	827,909
Mortgage-backed securities	$10,153,865	$10,121,050	$8,854,951	$8,689,853

Total Available-for-Sale securities	$12,377,325	$12,345,845	$10,152,921	$9,987,284

(a)The carrying value of AFS securities equals fair value.
(b)Amortized cost is UPB after adjusting for net unamortized discounts of $44.7 million at December 31, 2025 and net unamortized discounts of $24.0 million at December 31, 2024. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.

Federal Home Loan Bank of New York
Notes to Financial Statements
Interest Rate Payment Terms
The following table summarizes interest rate payment terms of investments in Mortgage-backed securities and State and local housing finance agency obligations classified as AFS securities (in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO	$291,061	$290,168	$341,381	$339,914
Pass Thru	2,552	2,636	2,999	3,068
Total Floating	293,613	292,804	344,380	342,982
Fixed
CMBS	9,860,252	9,828,246	8,510,571	8,346,871
Total Fixed	9,860,252	9,828,246	8,510,571	8,346,871
Total Mortgage-backed securities	10,153,865	10,121,050	8,854,951	8,689,853
Housing and U.S. Obligations
Floating	1,665,775	1,664,523	1,297,970	1,297,431
Fixed	557,685	560,272	—	—
Total Available-for-Sale securities	$12,377,325	$12,345,845	$10,152,921	$9,987,284
Note 8.    Held-to-Maturity Securities.
The following tables provide major security types (in thousands):

	December 31, 2025
Issued, guaranteed or insured:	Amortized Cost (d)	Allowance for Credit Loss (ACL)	OTTI Recognized in AOCI	Carrying Value	Gross Unrecognized Holding Gains(a)	Gross Unrecognized Holding Losses(a)	Fair Value
Pools of Mortgages	$17,557	$—	$—	$17,557	$334	$—	$17,891
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	2,914,512	—	—	2,914,512	9,966	(6,924)	2,917,554
Commercial Mortgage-Backed Securities (b)	7,406,494	—	—	7,406,494	7,420	(111,764)	7,302,150
Total MBS	10,338,563	—	—	10,338,563	17,720	(118,688)	10,237,595

Other
State and local housing finance agency obligations	151,680	(76)	—	151,604	—	(4,819)	146,785
Total Held-to-Maturity securities	$10,490,243	$(76)	$—	$10,490,167	$17,720	$(123,507)	$10,384,380

Federal Home Loan Bank of New York
Notes to Financial Statements

	December 31, 2024
Issued, guaranteed or insured:	Amortized Cost (d)	Allowance for Credit Loss (ACL)	OTTI Recognized in AOCI	Carrying Value	Gross Unrecognized Holding Gains(a)	Gross Unrecognized Holding Losses(a)	Fair Value
Pools of Mortgages	$21,649	$—	$—	$21,649	$69	$(67)	$21,651
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	2,086,564	—	—	2,086,564	6,969	(10,029)	2,083,504
Commercial Mortgage- Backed Securities (b)	8,572,059	—	—	8,572,059	2,167	(290,201)	8,284,025
Non-GSE MBS (c)	27,701	(569)	(569)	26,563	3,968	(237)	30,294
Total MBS	10,707,973	(569)	(569)	10,706,835	13,173	(300,534)	10,419,474

Other
State and local housing finance agency obligations	159,180	(80)	—	159,100	—	(9,300)	149,800
Total Held-to-Maturity securities	$10,867,153	$(649)	$(569)	$10,865,935	$13,173	$(309,834)	$10,569,274

(a)Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
(b)Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multi-
family properties”. Eligible property types include standard conventional multi-family apartments, affordable multi-family housing, seniors housing, student housing, military housing, and rural rent housing.
(c)The amounts represent non-agency private-label mortgage- and asset-backed securities.
(d)Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.
Securities Pledged
There were no pledged MBS at December 31, 2025. The FHLBNY had pledged MBS, with an amortized cost basis of  $2.1 million at December 31, 2024, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.
Credit Loss Allowances on Held-to-Maturity Securities
GSE-issued securities — The FHLBNY evaluates its individual securities issued by Fannie Mae, Freddie Mac and U.S. government agency, (collectively GSE-issued securities), by considering the creditworthiness and performance of the debt securities and the strength of the GSEs’ guarantees of the securities. Based on the analysis, GSE-issued securities are performing in accordance with their contractual agreements, and we will recover our investments in GSE-issued securities given the current levels of collateral, credit enhancements and guarantees that exist to protect the investments. The number of investment positions that were in an unrealized loss position was 153 and 190 at December 31, 2025 and December 31, 2024, respectively.
Housing finance agency bonds — The FHLBNY’s investments in Held-to-Maturity (HTM) Housing finance agency (HFA) bonds reported gross unrecognized losses of $4.8 million at December 31, 2025 and $9.3 million at December 31, 2024. Investments are evaluated quarterly for expected credit losses based on the probability of default of the borrowing counterparty and the terms to maturity of the outstanding investments at the measurement dates. A credit loss would also be recognized if there is a collateral shortfall if the FHLBNY believes the counterparty will not replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost. Our analysis identified no collateral shortfall. There were three investment positions that were in an unrealized loss position in the HTM portfolio at
December 31, 2025 and December 31, 2024. Probability default analysis recorded allowance for credit losses of $0.1 million at
December 31, 2025 and December 31, 2024. No allowance for credit losses was recorded for accrued interest receivable as interest due is expected to be collected.

Federal Home Loan Bank of New York
Notes to Financial Statements
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
Private-label mortgage-backed securities — In the third quarter of 2025, the Bank sold all remaining securities in the Private-Label
Mortgage-Backed Securities (PLMBS) portfolio, totaling $26.0 million in current face value. On average, only 1% of the original principal remained outstanding at the time of sale and is deemed to be equivalent to holding the security to maturity. As such, the sale did not affect the classification of other securities in the held-to-maturity portfolio. The net gain recognized on the sale was immaterial.
Redemption Terms
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	December 31, 2025		December 31, 2024
	Amortized Cost (a)	Estimated Fair Value	Amortized Cost (a)	Estimated Fair Value
State and local housing finance agency obligations
Due after one year through five years	$100	$100	$—	$—
Due after five years through ten years	25,920	25,648	28,130	27,581
Due after ten years	125,660	121,037	131,050	122,219
State and local housing finance agency obligations	$151,680	$146,785	$159,180	$149,800

Mortgage-backed securities
Due in one year or less	$914,538	$907,705	$483,360	$478,865
Due after one year through five years	4,565,613	4,490,399	5,839,107	5,624,621
Due after five years through ten years	1,766,708	1,749,324	2,119,404	2,066,685
Due after ten years	3,091,704	3,090,167	2,266,102	2,249,303
Mortgage-backed securities	$10,338,563	$10,237,595	$10,707,973	$10,419,474
Total Held-to-Maturity Securities	$10,490,243	$10,384,380	$10,867,153	$10,569,274

(a)Amortized cost is UPB after adjusting for net unamortized discounts of $22.1 million at December 31, 2025 and $25.0 million at
December 31, 2024 and before adjustments for allowance for credit losses.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 9.    Advances.
The FHLBNY offers its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.
Redemption Terms
Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	December 31, 2025			December 31, 2024
	Amount	Weighted (a) Average Yield	Percentage of Total	Amount	Weighted (a) Average Yield	Percentage of Total
Due in one year or less	$65,033,608	2.75%	70.33%	$68,580,198	2.91%	64.36%
Due after one year through two years	10,852,557	3.80	11.74	14,025,819	2.56	13.16
Due after two years through three years	6,608,869	2.89	7.15	10,088,386	2.79	9.47
Due after three years through four years	4,771,783	3.83	5.16	6,009,222	2.83	5.64
Due after four years through five years	3,220,997	1.87	3.48	4,728,716	3.83	4.44
Thereafter	1,978,590	1.70	2.14	3,117,258	1.85	2.93

Total par value	92,466,404	2.88%	100.00%	106,549,599	2.86%	100.00%
Advance discounts	(10,491)			(11,117)
Hedge valuation basis adjustments (b)	(149,229)			(700,244)

Total	$92,306,684			$105,838,238

(a)The weighted average yield is the weighted average coupon rates for advances, unadjusted for swaps. For floating-rate advances, the weighted average rate is the rate outstanding at the reporting dates.
(b)Hedge valuation basis adjustments under ASC 815 hedges represent changes in the fair values of fixed-rate advances due to changes in designated benchmark interest rates, the remaining terms to maturity or to next call and the notional amounts of advances in a hedging relationship. The FHLBNY’s primary benchmark rates are Federal Funds-OIS index and SOFR-OIS index.

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
•one-to-four family and multi-family mortgage loans (delinquent for no more than 90 days) and securities representing such mortgages;
•securities issued, insured, or guaranteed by the U.S. government or any U.S. government agency (for example, mortgage-backed securities issued or guaranteed by Fannie Mae, Freddie Mac, Ginnie Mae, and FHLBanks
Consolidated Obligations);
•cash or deposits in the Bank;
•certain other collateral that is real estate-related, provided that the collateral has a readily ascertainable value, can be liquidated in due course, and that the Bank can perfect a security interest in it; and
•qualifying securities.
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
Allowance for Credit Risk. The FHLBNY has policies and procedures in place to manage credit risk. The FHLBNY has a continuous process of evaluating collateral supporting advances and to make changes to its collateral guidelines, as necessary, based on current market conditions. None of the FHLBNY’s advances were past due, on non-accrual status, or considered impaired as of
December 31, 2025. In addition, there were no troubled debt restructurings related to advances at the FHLBNY at any time in this report.
As of December 31, 2025, the FHLBNY had collateral on a borrower-by-borrower basis with a value equal to, or greater than, its outstanding advances. Based on the collateral held as security, the FHLBNY’s management’s credit extension and collateral policies, and repayment history on advances, the FHLBNY did not expect any losses on its advances at any point in 2025 and through the

Federal Home Loan Bank of New York
Notes to Financial Statements
filing date on this report; therefore, no allowance for credit losses on advances was recorded. For the same reasons, the FHLBNY did not record any allowance for credit losses on interest receivable on advances as of December 31, 2025.
Concentration of Advances Outstanding. Advances to the FHLBNY’s top ten borrowing member institutions are reported in Note
21, Segment Information and Concentration. The FHLBNY held sufficient collateral to cover the advances to all institutions and it does not expect to incur any credit losses.
Advances borrowed by insurance companies accounted for 43.9% and 36.7% of total advances at December 31, 2025 and
December 31, 2024, respectively. Lending to insurance companies poses a number of unique risks not present in lending to federally insured depository institutions. For example, there is no single federal regulator for insurance companies. They are supervised by state regulators and subject to state insurance codes and regulations. As with all members, insurance companies are also required to purchase the FHLBNY’s capital stock as a prerequisite to membership and borrowing activity. The FHLBNY’s management takes a number of steps to mitigate the unique risk of lending to insurance companies. At the time of membership, the FHLBNY requires an insurance company to be highly-rated and to meet the FHLBNY’s credit quality standards. The FHLBNY performs quarterly credit analysis of the insurance borrower. Insurance companies are required to successfully complete an onsite review prior to pledging collateral. Additionally, in order to ensure its position as a first priority secured creditor, FHLBNY typically requires insurance companies to place physical possession of all pledged eligible collateral with FHLBNY or deposit it with a third-party custodian or control agent. Such collateral must meet the FHLBNY’s credit quality standards, with appropriate minimum margins applied.
Security Terms. The FHLBNY lends to financial institutions involved in housing finance within its district. Borrowing members are required to purchase capital stock of the FHLBNY and pledge collateral for advances. During all periods in this report and as of
December 31, 2025, the FHLBNY had rights to collateral with an estimated value greater than outstanding advances. Based upon the financial condition of the member, the FHLBNY:
(1)Allows a member to retain possession of the mortgage collateral pledged to the FHLBNY if the member executes a written security agreement, provides periodic listings and agrees to hold such collateral for the benefit of the FHLBNY; however, securities and cash collateral are always in physical possession or in custodian control; or
(2)Requires the member specifically to assign or place physical possession of such mortgage collateral with the FHLBNY or its custodial agent.
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
In March 2021, the FHLBNY ceased to acquire loans under the MPF program. Future mortgage loan purchases will be made only through our new mortgage asset loan program — MAP. Legacy loans under the MPF programs will continue to be supported and serviced under the MPF loan agreements. Mortgage loans under the MPF program were at a carrying value of $1.4 billion at
December 31, 2025 and $1.6 billion at December 31, 2024. At December 31, 2025 mortgage loans under the MAP program were at a carrying value of $1.2 billion compared to $0.8 billion at December 31, 2024.

Federal Home Loan Bank of New York
Notes to Financial Statements
The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.
The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	December 31, 2025		December 31, 2024
	Carrying Amount	Percentage of Total	Carrying Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$97,276	3.74%	$100,846	4.37%
Fixed long-term single-family mortgages	2,501,881	96.26	2,209,388	95.63
Total unpaid principal balance	$2,599,157	100.00%	$2,310,234	100.00%

Unamortized premiums	50,092		40,346
Unamortized discounts	(611)		(695)
Basis adjustment (b)	(498)		(1,436)
Total mortgage loans amortized cost	$2,648,140		$2,348,449
Allowance for credit losses	(3,691)		(3,054)
Total mortgage loans held-for-portfolio at carrying value	$2,644,449		$2,345,395

(a)Conventional mortgage loans represent the majority of mortgage loans held-for-portfolio, with the remainder invested in FHA and VA insured loans (also referred to as government loans).
(b)Balances represent unamortized fair value basis of closed delivery commitments. A basis adjustment is recorded at the settlement of the loan and it represents the difference in trade price paid for acquiring the loan and the price at the settlement date for a similar loan. The basis adjustment is amortized as a yield adjustment to Interest income.
The following table presents the fixed-rate mortgage loans held-for-portfolio by redemption terms (in thousands):

Redemption Term	December 31, 2025	December 31, 2024
Due in one year or less	$89,377	$84,677
Due after one year through five years	370,398	348,637
Due after five years through fifteen years	1,021,013	937,166
Thereafter	1,118,369	939,754
Total unpaid principal balance	$2,599,157	$2,310,234
Other adjustments, net (a)	48,983	38,215
Total mortgage loans held for portfolio	$2,648,140	$2,348,449
Allowance for credit losses on mortgage loans	(3,691)	(3,054)
Mortgage loans held for portfolio, net	$2,644,449	$2,345,395

(a)Consists of premiums, discounts, and hedging adjustments.
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $38.3 million at December 31, 2025 and $40.2 million at December 31, 2024. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum or information account. The FHLBNY is responsible for absorbing the first layer. The second layer is that amount of credit obligations that the PFI has agreed to assume at the “Master Commitment” level. The
FHLBNY pays a credit enhancement fee to the PFI for taking on this obligation. The FHLBNY assumes all residual risk. Credit enhancement fees accrued were $1.3 million in 2025, $1.4 million in 2024, and $1.5 million in 2023. These fees were reported as a reduction to mortgage loan interest income.

Federal Home Loan Bank of New York
Notes to Financial Statements
In terms of the credit enhancement waterfall, the MPF program structures potential credit losses on conventional MPF loans into layers on each loan pool. Generally, the PFI incurs a portion of losses within the FLA by the withholding of Recoverable CE Income payments for the products that have such a feature and incurs an additional amount of credit loss via the CE amount. The Bank absorbs credit losses not covered by the PFI's obligations.
The MAP program operates on the simplified credit risk sharing structure. MAP credit risk sharing structure rewards PFIs for originating high-quality, well-performing loans. At the time of purchase, FHLBNY will set aside a standard credit enhancement of
1.5% for every loan funded, to be retained in a Member Performance Account (MPA) for each PFI. The MPA credit enhancement may be slightly greater than 1.5% for certain loans based on credit characteristics. Loans are pooled into single or aggregate (multi-
member) Master Commitments. Loan losses over the life of the pool are absorbed in order by borrower’s equity, mortgage insurance
(if applicable), MPA, and finally by FHLBNY. If pooled losses are low, MPA funds are returned to the seller over time, based on a contractual release schedule. This liability account was $19.8 million at December 31, 2025 and $12.4 million at December 31, 2024.
Allowance Methodology for Mortgage Loan Losses
Our allowance for credit losses of $3.7 million at December 31, 2025 took into consideration several factors. First, the Bank’s mortgage loan portfolio has a history of incurred losses that have not been significant. Second, loss sharing and insurance would largely offset actual losses.
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
Accrued interest receivable was $17.2 million at December 31, 2025 and $13.5 million at December 31, 2024. Delinquency and non-
accruals are factors that are applied in estimating expected credit losses. Refer to discussions on non-accrual and delinquent loans.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
There were two MAP loans in serious delinquent status (90 days or more) at December 31, 2025 compared to one MAP loan in delinquency status at December 31, 2024.
Roll forward Analysis of Allowance for Credit Losses
The following table provides a roll forward analysis of the allowance for credit losses (in thousands):

	Years ended December 31,
	2025	2024	2023
Allowance for credit losses:
Beginning balance	$3,054	$3,301	$1,911
Charge-offs	(5)	—	—
Provision (Reversal) for credit losses on mortgage loans	642	(247)	1,390
Balance, at end of period	$3,691	$3,054	$3,301
The following table presents risk elements and credit losses (dollars in thousands):

	December 31, 2025	December 31, 2024
Average loans outstanding during the period (a)	$2,433,946	$2,218,785
Mortgage loans held for portfolio (b)	2,599,157	2,310,234
Non-accrual loans (b)	5,213	5,742
Allowance for credit losses on mortgage loans held for portfolio	3,691	3,054
Net charge-offs	5	—

Ratio of net charge-offs to average loans outstanding during the period	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.142%	0.132%
Ratio of non-accrual loans to mortgage loans held for portfolio	0.201%	0.249%
Ratio of allowance for credit losses to non-accrual loans	70.804%	53.190%

(a)Represents the average unpaid principal balance for the twelve months ended December 31, 2025 and for the twelve months ended December 31, 2024.
(b)Balances represent unpaid principal balance.
The FHLBNY’s total mortgage loans and impaired loans were as follows (in thousands):

	December 31, 2025	December 31, 2024
Total mortgage loans, carrying values net (a)	$2,644,449	$2,345,395
Non-performing mortgage loans - Conventional (a)(b)	$5,213	$5,742
Insured mortgage loans past due 90 days or more and still accruing interest (a)(b)	$3,504	$4,531

(a)Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-
off if delinquent for 180 days or more.
(b)Data in this table represents unpaid principal balance and would not agree to data reported in other tables at “amortized cost”.
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

	December 31, 2025
	Unpaid Principal Balance	Related Allowance	Amortized Cost After Allowance	Average Amortized Cost After Allowance(d)
Conventional Loans (a)(c)
No related allowance (b)	$462,941	$—	$468,552	$466,086
With a related allowance	2,027,467	(3,691)	2,065,571	2,749,261
Total measured for impairment	$2,490,408	$(3,691)	$2,534,123	$3,215,347

	December 31, 2024
	Unpaid Principal Balance	Related Allowance	Amortized Cost After Allowance	Average Amortized Cost After Allowance(d)
Conventional Loans (a)(c)
No related allowance (b)	$387,592	$—	$392,297	$386,470
With a related allowance	1,806,711	(3,054)	1,835,409	1,810,005
Total measured for impairment	$2,194,303	$(3,054)	$2,227,706	$2,196,475

(a)Based on analysis of the nature of risks of the FHLBNY’s investments in mortgage loans, including its methodologies for identifying and measuring impairment, management has determined that presenting such loans as a single class is appropriate.
(b)Collateral values, net of estimated costs to sell, exceeded the amortized cost in impaired loans and no allowances were deemed necessary.
(c)Interest received is not recorded as Interest income if an uninsured loan is past due 90 days or more. Cash received is recorded as a liability on the assumption that cash was remitted by the servicer to the FHLBNY that could potentially be recouped by the borrower in a foreclosure.
(d)Represents the average amortized cost after allowance for the twelve months ended December 31, 2025 and for the twelve months ended December 31, 2024.
The following table summarizes mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	December 31, 2025	December 31, 2024
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type :
Conventional mortgage loans	$2,490,408	$2,194,303
Government-guaranteed or - insured mortgage loans	108,749	115,931
Total mortgage loans - unpaid principal balance	$2,599,157	$2,310,234
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

Federal Home Loan Bank of New York
Notes to Financial Statements
The following tables present the payment status for conventional mortgage loans and other delinquency statistics for the Bank’s mortgage loans at December 31, 2025 and December 31, 2024.
Credit Quality Indicator for Conventional Mortgage Loans (in thousands):

	December 31, 2025
	Conventional Loans
	Origination Year
	Prior to 2021	2021 to 2025	Total
Payment Status, at Amortized Cost:
Conventional loans
Past due 30 - 59 days	$12,927	$5,608	$18,535
Past due 60 - 89 days	2,949	750	3,699
Past due 90 days or more	4,633	618	5,251
Total past due mortgage loans	20,509	6,976	27,485
Current mortgage loans	1,305,113	1,205,215	2,510,328
Total conventional mortgage loans	$1,325,622	$1,212,191	$2,537,813

	December 31, 2024
	Conventional Loans
	Origination Year
	Prior to 2020	2020 to 2024	Total
Payment Status, at Amortized Cost:
Conventional loans
Past due 30 - 59 days	$7,594	$2,889	$10,483
Past due 60 - 89 days	2,025	1,169	3,194
Past due 90 days or more	4,780	1,003	5,783
Total past due mortgage loans	14,399	5,061	19,460
Current mortgage loans	1,100,791	1,110,510	2,211,301
Total conventional mortgage loans	$1,115,190	$1,115,571	$2,230,761
Other Delinquency Statistics (dollars in thousands):

	December 31, 2025
	Conventional Loans	Government-Guaranteed or-Insured Loans	Total Mortgage Loans
Amortized Cost:
In process of foreclosure (a)	$4,577	$1,745	$6,322
Serious delinquency rate (b)	0.26%	3.54%	0.40%
Past due 90 days or more and still accruing interest	$—	$3,560	$3,560
Loans on non-accrual status	$5,251	$—	$5,251

	December 31, 2024
	Conventional Loans	Government-Guaranteed or-Insured Loans	Total Mortgage Loans
Amortized Cost:
In process of foreclosure (a)	$2,772	$2,400	$5,172
Serious delinquency rate (b)	0.28%	3.98%	0.46%
Past due 90 days or more and still accruing interest	$—	$4,598	$4,598
Loans on non-accrual status	$5,783	$—	$5,783

Federal Home Loan Bank of New York
Notes to Financial Statements

(a)Includes loans where the decision of foreclosure or a similar alternative, such as pursuit of deed-in-lieu, has been reported.
(b)Represents seriously delinquent loans as a percentage of total mortgage loans. Seriously delinquent loans are comprised of all loans past due 90 days or more delinquent or loans that are in the process of foreclosure.
Note 11.    Deposits.
The FHLBNY accepts demand, overnight and term deposits from its members and government instrumentalities, including the FDIC.
Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.
Deposits represent a relatively small portion of the FHLBNY’s funding, totaling $3.1 billion at December 31, 2025 and $2.4 billion at December 31, 2024, an increase of $0.7 billion, or 29.2%, from December 31, 2024. All FHLBNY deposits are uninsured and the balance of deposits vary depending on market factors, such as the attractiveness of the FHLBNY’s deposit pricing relative to the rates available on alternative money market instruments, FHLBNY members’ investment preferences with respect to the maturity of their investments, and FHLBNY members’ liquidity. Interest-bearing demand and overnight deposits represented 99.4% and 99.4% of deposits at December 31, 2025 and December 31, 2024, respectively, with the remaining non-interest-bearing deposits.
Interest-bearing demand and overnight deposits pay interest based on a daily interest rate. The year-to-date average balances of demand and overnight deposits were $2.7 billion for period ended December 31, 2025 and $2.5 billion for the twelve months ended
December 31, 2024. The annualized weighted-average interest rates paid on demand and overnight deposits were 4.09% for the twelve months ended December 31, 2025 and 5.04% for the year ended December 31, 2024.
The following table summarizes deposits (in thousands):

	December 31, 2025	December 31, 2024
Interest-bearing demand	$3,071,958	$2,415,356
Non-interest-bearing demand	18,003	14,028
Total deposits (a)	$3,089,961	$2,429,384

(a)Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity
Securities.
Interest rate payment terms for deposits are summarized below (dollars in thousands):

Deposits	December 31, 2025	Average Interest Rate (b)	December 31, 2024	Average Interest Rate (b)
Interest-bearing demand (a)	$3,071,958	4.09%	$2,415,356	5.04%
Non-interest-bearing demand	18,003		14,028
Total deposits	$3,089,961		$2,429,384

(a)Primarily adjustable rate.
(b)The weighted average interest rate is calculated based on the average balance.

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
The following table summarizes carrying amounts of Consolidated obligations outstanding (in thousands):

	December 31, 2025	December 31, 2024
Consolidated obligation bonds-amortized cost	$68,433,108	$81,110,132
Hedge valuation basis adjustments	(51,438)	(605,481)
Hedge basis adjustments on de-designated hedges	92,610	100,019
FVO - valuation adjustments and accrued interest	(7,539)	(52,535)
Total Consolidated obligation bonds	$68,466,741	$80,552,135

Discount notes-amortized cost	$76,011,550	$67,856,014
Hedge value basis adjustments	(7,377)	2,987
Hedge basis adjustments on de-designated hedges	(107)	(62)
FVO - valuation adjustments and remaining accretion	15,451	—
Total Consolidated obligation discount notes	$76,019,517	$67,858,939

Federal Home Loan Bank of New York
Notes to Financial Statements
Redemption Terms of Consolidated Obligation Bonds
The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	December 31, 2025			December 31, 2024
Maturity	Amount	Weighted Average Rate (a)	Percentage of Total	Amount	Weighted Average Rate (a)	Percentage of Total
One year or less	$40,272,920	3.17%	58.87%	$39,037,890	3.97%	48.16%
Over one year through two years	14,512,470	3.47	21.21	22,431,140	2.96	27.67
Over two years through three years	4,762,065	3.38	6.96	7,168,470	3.22	8.84
Over three years through four years	3,671,550	3.89	5.37	4,640,065	3.43	5.72
Over four years through five years	1,662,250	3.50	2.43	3,970,550	4.03	4.90
Thereafter	3,527,400	3.88	5.16	3,821,850	3.58	4.71

Total par value	68,408,655	3.33%	100.00%	81,069,965	3.58%	100.00%

Bond premiums (b)	42,461			61,456
Bond discounts (b)	(18,008)			(21,289)
Hedge valuation basis adjustments (c)	(51,438)			(605,481)
Hedge basis adjustments on de-designated hedges (d)	92,610			100,019
FVO (e) - valuation adjustments and accrued interest	(7,539)			(52,535)
Total Consolidated obligation bonds	$68,466,741			$80,552,135

(a)Weighted average rate represents the weighted average contractual coupons of bonds, unadjusted for swaps.
(b)Amortization of CO bond premiums and discounts are recorded in interest expense as yield adjustments.
(c)Hedge valuation basis adjustments under ASC 815 fair value hedges represent changes in the fair values of fixed-rate CO bonds due to changes in the designated benchmark interest rate, remaining terms to maturity or next call, and the notional amounts of
CO bonds designated in hedge relationship. Our primary interest rate benchmarks are Federal Funds-OIS index and SOFR-OIS index.
(d)Hedge basis adjustments on de-designated hedges represent the unamortized balances of valuation basis of fixed-rate CO bonds that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that the unamortized basis is reversed to zero at maturity of the debt.
(e)Valuation adjustments on FVO designated CO bonds represent changes in the entire fair values of CO bonds elected under the
FVO plus accrued unpaid interest. Changes in the timing of coupon payments impact outstanding accrued interest. Changes in benchmark interest rates, notional amounts of CO bonds elected under FVO and remaining terms to maturity or next call will impact valuation adjustments.

Federal Home Loan Bank of New York
Notes to Financial Statements
Interest Rate Payment Terms
The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	December 31, 2025		December 31, 2024
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$22,142,355	32.37%	$24,815,835	30.61%
Fixed-rate, callable	15,927,800	23.28	21,611,130	26.66
Step Up, callable	1,132,000	1.65	2,357,000	2.91
Step Down, callable	52,000	0.08	52,000	0.06
Floating rate, callable	25,000	0.04	25,000	0.03
Single-index floating rate	29,129,500	42.58	32,209,000	39.73
Total par value	$68,408,655	100.00%	$81,069,965	100.00%
Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The
FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	December 31, 2025	December 31, 2024
Par value	$76,476,004	$68,467,860
Amortized cost	$76,011,550	$67,856,014
Hedge value basis adjustments (a)	(7,377)	2,987
Hedge basis adjustments on de-designated hedges (b)	(107)	(62)
FVO (c) - valuation adjustments and remaining accretion	15,451	—
Total Consolidated obligation discount notes	$76,019,517	$67,858,939
Weighted average interest rate	3.76%	4.45%

(a)Hedging valuation basis adjustments — The reported carrying values of hedged CO discount notes are adjusted for changes in their fair values (fair value basis adjustments or fair value) that are attributable to changes in the benchmark risk being hedged.
Changes in the designated benchmark interest rate, notional amounts of CO discount notes in hedging relationships and remaining terms to maturity are factors that impact hedge valuation adjustments.
(b)Hedge basis adjustments on de-designated hedges — Represents the unamortized balances of valuation basis of CO discount notes that were previously in a fair value hedging relationship. Generally, when a hedging relationship is de-designated, the valuation basis is no longer adjusted for changes in the valuation of the debt for changes in the benchmark rate; instead, the basis is amortized over the debt’s remaining life, so that the unamortized basis is reversed to zero at maturity of the debt.
(c)FVO valuation adjustments — Valuation adjustments are recorded to recognize changes in the entire or full fair values including unaccreted discounts on CO discount notes elected under the FVO. Changes in benchmark interest rates, notional amounts of CO discount notes elected under FVO and remaining terms to maturity are factors that impact valuation adjustments. No CO discount notes were elected under the FVO at December 31, 2024.

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 13.    Affordable Housing Program and Voluntary Contributions.
The FHLBNY charges the amount allocated for the Affordable Housing Program to expense and recognizes it as a liability. The
FHLBNY relieves the AHP liability as members use the subsidies. The Bank allocated $66.7 million from its 2025 earnings for its
Affordable Housing Program, an annual statutory grant program that supports the creation and preservation of affordable housing.
The Bank made a voluntary contribution to the Affordable Housing Program of $11.3 million and an additional supplemental voluntary AHP contribution of $4.8 million to support its housing programs for 2026.
The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Years ended December 31,
	2025	2024	2023
Beginning balance	$231,447	$187,027	$131,394
Additions from current period’s assessments	66,702	82,119	83,531
Voluntary Contribution	11,300	18,100	12,663
Supplemental Contribution	4,779	4,770	—
Net disbursements for grants and programs	(66,404)	(60,569)	(40,561)
Ending balance	$247,824	$231,447	$187,027
In addition to statutory AHP assessments and voluntary AHP contributions, the Bank voluntary contributed $32.2 million to support voluntary housing and community development programs. Included in the $32.2 million of voluntary contributions is $11.0 million worth of interest rebates for our Zero Percent Advance (“ZPA”) program which recognizes the interest rebate within Net Interest
Margin.
The following table provides roll forward information with respect to changes in voluntary contributions liabilities (in thousands):

	Years ended December 31,
	2025	2024	2023
Beginning balance	$559	$—	$—
Voluntary Contribution	21,253	15,157	8,186
Net disbursements for grants and programs	(20,339)	(14,598)	(8,186)
Ending balance	$1,473	$559	$—
Note 14.    Capital Stock, Mandatorily Redeemable Capital Stock and Restricted Retained Earnings.
The FHLBanks, including the FHLBNY, have a cooperative structure. To access the FHLBNY’s products and services, a financial institution must be approved for membership and purchase capital stock in the FHLBNY. A member’s stock requirement is generally based on its use of FHLBNY products, subject to a minimum membership requirement as prescribed by the FHLBank Act and the
FHLBNY’s Capital Plan. FHLBNY stock can be issued, exchanged, redeemed and repurchased only at its stated par value of $100 per share. It is not publicly traded. An option to redeem capital stock that is greater than a member’s minimum requirement is held by both the member and the FHLBNY. The FHLBNY’s Capital Plan offers two sub-classes of Class B capital stock, membership and activity-based capital stock, and members can redeem Class B stock by giving five years notice. The FHLBNY’s Class B capital stock issued and outstanding were $5.4 billion at December 31, 2025 and $6.0 billion at December 31, 2024.

Federal Home Loan Bank of New York
Notes to Financial Statements
Shares of both Membership and Activity-based Class B capital stock have the same voting rights and receive the same dividend (See
Statements of Capital):
•Membership capital stock is issued to meet membership stock purchase requirements. The FHLBNY requires member institutions to maintain membership stock based on a percentage of the member’s mortgage-related assets (such percentage is currently set at 0.125%) In addition, notwithstanding this requirement, the FHLBNY has a $50 million cap on membership stock per member.
•Activity-based capital stock is issued based on a percentage of outstanding balances of advances, Acquired Member Assets and letters of credit. The FHLBNY’s current capital plan requires a stock purchase equal to (i) 4.5% of the member’s borrowed amount for advances and Acquired Member Assets sold, and (ii) 0.125% of the outstanding balance of letters of credit issued on behalf of the member. In the normal course of business, excess activity-based capital stock is repurchased daily.
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
The FHLBNY was in compliance with the capital rules and requirements for all periods presented, and met the “adequately capitalized” classification, which is the highest rating, under the capital rule. The Director of the Finance Agency has discretion to add to or modify the corrective action requirements for each capital classification other than adequately capitalized if the Director of the Finance Agency determines that such action is necessary to ensure the safe and sound operation of the FHLBank and the
FHLBank’s compliance with its risk-based and minimum capital requirements.
Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	December 31, 2025		December 31, 2024
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital(a)(e)	$1,109,154	$8,033,806	$983,435	$8,514,016
Total capital-to-asset ratio	4.00%	5.13%	4.00%	5.31%
Total capital(b)	$6,261,800	$8,033,806	$6,411,978	$8,514,016
Leverage ratio	5.00%	7.70%	5.00%	7.97%
Leverage capital(c)	$7,827,250	$12,050,709	$8,014,997	$12,771,024

(a)Actual “Risk-based capital” is capital stock and retained earnings plus mandatorily redeemable capital stock. Section 1277.3 of the Finance Agency’s regulations also refers to this amount as “Permanent Capital.”
(b)Required “Total capital” is 4.0% of total assets.
(c)The required leverage ratio of total capital to total assets should be at least 5.0%. For the purposes of determining the leverage ratio, total capital shall be computed by multiplying the Bank’s Permanent Capital by 1.5.
(d)Required minimum.
(e)Under regulatory guidelines issued by the Finance Agency in August 2011 that was consistent with guidance provided by other federal banking agencies with respect to capital rules, risk weights are maintained at AAA for U.S. Treasury securities and other securities issued or guaranteed by the U.S. Government, government agencies, and government-sponsored entities for purposes of calculating risk-based capital.

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
Estimated redemption periods were as follows (in thousands):

	December 31, 2025	December 31, 2024
Redemption less than one year	$1,578	$1,277
Redemption from one year to less than three years	3,375	2,155
Redemption from three years to less than five years	869	222
Redemption from five years or greater	1,763	855
Total	$7,585	$4,509
The following table provides roll forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Years ended December 31,
	2025	2024	2023
Beginning balance	$4,509	$7,219	$4,578
Capital stock subject to mandatory redemption reclassified from equity	7,710	—	54,659
Redemption of mandatorily redeemable capital stock (a)	(4,634)	(2,710)	(52,018)
Ending balance	$7,585	$4,509	$7,219
Accrued interest payable (b)	$148	$134	$171

(a)Redemption includes repayment of excess stock.
(b)The annualized accrual rates were 7.60%, 9.25% and 9.50% for the three months ended December 31, 2025, 2024 and 2023, respectively. Accrual rates are based on estimated dividend rates.
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
The Capital Agreement is intended to enhance the capital position of each FHLBank. These restricted retained earnings will not be available to pay dividends. Retained earnings included $1.3 billion and $1.2 billion as restricted retained earnings in the FHLBNY’s
Total Capital at December 31, 2025 and December 31, 2024, respectively.

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

	Years ended December 31,
	2025	2024	2023
Net income	$599,758	$738,476	$751,131

Net income available to stockholders	$599,758	$738,476	$751,131

Weighted average shares of capital	57,791	61,539	61,917
Less: Mandatorily redeemable capital stock	(73)	(63)	(72)
Average number of shares of capital used to calculate earnings per share	57,718	61,476	61,845

Basic earnings per share	$10.39	$12.01	$12.15
Note 16.    Employee Retirement Plans.
The FHLBNY participates in the Qualified Defined Benefit Plan for Financial Institutions (DB Plan or Qualified DB Plan), a tax-
qualified, defined-benefit multiemployer pension plan that covers all FHLBNY officers and employees. The FHLBNY also participates in the Qualified Defined Contribution Plan for Financial Institutions (DC Plan), a tax-qualified defined contribution plan.
The FHLBNY offers one Non-Qualified Deferred Compensation Plan (DCP), that has two components that are retirement plans.
Subject to employee eligibility, the DCP restores and enhances defined benefits for those employees who have had their qualified DB
Plan and their DC Plan limited by IRS regulations. The DCP is unfunded. Certain grandfathered employees and retirees are eligible for postretirement health benefits.
Retirement Plan Expenses — Summary
The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Years ended December 31,
	2025	2024	2023
Qualified Defined Benefit Plan (DB Plan)	$11,408	$12,109	$12,400
Non-Qualified Deferred Compensation Plan (DCP)	7,466	8,728	7,414
Qualified Defined Contribution Plan (DC Plan)	3,622	3,239	2,950
Postretirement Health Benefit Plan	(36)	(40)	83
Total retirement plan expenses	$22,460	$24,036	$22,847

Federal Home Loan Bank of New York
Notes to Financial Statements
Qualified DB Plan Net Pension Cost and Funded Status
The Qualified DB Plan operates as a multiemployer plan for accounting purposes and as a multiple-employer plan under the
Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. As a result, certain multiemployer plan disclosures, including the certified zone status, are not applicable to the Qualified DB Plan. Typically, multiemployer plans contain provisions for collective bargaining arrangements. There are no collective bargaining agreements in place at any of the FHLBanks
(including the FHLBNY) that participate in the plan. Under the Qualified DB Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Our contributions to the
Qualified DB Plan for the fiscal year ending December 31, 2025 were more than 5% of the total contributions to the Qualified DB
Plan for the plan year ending June 30, 2024. In addition, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. If an employee transfers employment to the FHLBNY, and the employee was a participant in the Qualified DB Plan with another employer, the FHLBNY is responsible for the entire benefit. At the time of transfer, the former employer will transfer assets to the FHLBNY’s plan, in the amount of the liability for the accrued benefit.
The Qualified DB Plan operates on a fiscal year from July 1 through June 30, and files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 13-5645888 and the three-digit plan number is 333.
The Qualified DB Plan’s annual valuation process includes calculating the plan’s funded status, and separately calculating the funded status of each participating employer. The funded status is defined as the market value of assets divided by the funding target (100 percent of the present value of all benefit liabilities accrued at that date). As permitted by ERISA, the Qualified DB Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the market value of assets at the valuation date (July 1) may increase by any subsequent contributions designated for the immediately preceding plan year ended
June 30.
The following table presents multi-employer plan disclosure for the three years ended December 31, (dollars in thousands):

	2025	2024	2023
Net pension cost charged to compensation and benefit expense for the year ended December 31	$11,408	$12,109	$12,400
Contributions allocated to plan year ended June 30	$12,366	$6,367	$12,420
Qualified DB Plan funded status as of July 1 (a)	113.79%	111.97%	113.64%
FHLBNY’s funded status as of July 1 (b)	107.51%	104.45%	109.33%

(a)Funded status is based on actuarial valuation of the Qualified DB Plan, and includes all participants allocated to plan years and known at the time of the preparation of the actuarial valuation. The funded status may increase because the plan’s participants are permitted to make contributions through March 15 of the following year. Funded status remains preliminary until the Form
5500 is filed no later than April 15, 2026 for the plan year ended June 30, 2025. For information with respect to contributions expensed by the FHLBNY, see previous Table — Retirement Plan Expenses Summary. Contributions include minimum required under ERISA that are prepaid for the fiscal plan year that ends at June 30 in the following year, and as a result contributions may not equal amounts expensed.
(b)Based on cash contributions made through December 31, 2025 and allocated to the Qualified DB Plan year(s). The funded status may increase because the FHLBNY is permitted to make contributions through March 15 of the following year.

Federal Home Loan Bank of New York
Notes to Financial Statements
Non-Qualified Deferred Compensation Plan (Defined Benefit Component)
The Non-Qualified Deferred Compensation Plan - Defined Benefit component, restores defined benefits for those employees who have had their qualified defined benefits limited by IRS regulations. The method for determining the accrual expense and liabilities of the plan is the Projected Unit Credit Accrual Method. Under this method, the liability of the plan is composed mainly of two components, Projected Benefit Obligation (PBO) and Service Cost accruals. The total liability is determined by projecting each person’s expected plan benefits. These projected benefits are then discounted to the measurement date. Finally, the liability is allocated to service already worked (PBO) and service to be worked (Service Cost). There were no plan assets, as this has been structured as an unfunded plan.
The accrued pension costs for the Non-Qualified Deferred Compensation Plan for the Defined Benefit component were as follows (in thousands):

	December 31,
	2025	2024
Accumulated benefit obligation	$73,710	$66,925
Effect of future salary increases	6,494	6,093
Projected benefit obligation	80,205	73,018
Unrecognized prior service (cost)/credit	(334)	(405)
Unrecognized net (loss)/gain	(13,007)	(6,872)

Accrued pension cost	$66,864	$65,741
Components of the projected benefit obligation for the Non-Qualified Deferred Compensation Plan for the Defined Benefit
component were as follows (in thousands):

	December 31,
	2025	2024
Projected benefit obligation at the beginning of the year	$73,018	$79,331
Service cost	1,210	1,831
Interest cost	3,859	3,822
Benefits paid	(4,016)	(3,395)
Actuarial loss/(gain) (a)	6,135	(5,766)
Settlements	—	(3,280)
Plan amendments	—	475
Projected benefit obligation at the end of the year	$80,205	$73,018
The measurement date used to determine projected benefit obligation for the Non-Qualified Deferred Compensation Plan for the
Defined Benefit component was December 31 in each of the two years.
(a)Actuarial loss of $6.1 million in 2025 was primarily due to losses from demographic experience and losses from discount rate change.

Federal Home Loan Bank of New York
Notes to Financial Statements
Amounts recognized in AOCI for the Non-Qualified Deferred Compensation Plan for the Defined Benefit component were as follows (in thousands):

	December 31,
	2025	2024
Net loss/(gain)	$13,007	$6,872
Prior service cost/(credit)	334	405
Accumulated other comprehensive loss/(gain)	$13,341	$7,277
Changes in the Non-Qualified Deferred Compensation Plan for the Defined Benefit component assets were as follows (in thousands):

	December 31,
	2025	2024
Fair value of the plan assets at the beginning of the year	$—	$—
Employer contributions	4,016	6,675
Settlements	—	(3,280)
Benefits paid	(4,016)	(3,395)
Fair value of the plan assets at the end of the year	$—	$—
Components of the net periodic pension cost for the Defined Benefit component of the Non-Qualified Deferred Compensation Plan were as follows (in thousands):

	Years ended December 31,
	2025	2024	2023
Service cost	$1,210	$1,831	$1,647
Interest cost	3,859	3,822	3,439
Amortization of unrecognized net loss	—	481	—
Amortization of unrecognized past service cost	71	89	55
Net periodic benefit cost - Defined Benefit component	$5,140	6,223	5,141
Non-Qualified Deferred Incentive Compensation - Defined Contribution component	2,326	2,505	2,273
Total	$7,466	$8,728	$7,414
Other changes in Non-Qualified Deferred Compensation Plan - Defined Benefit component recognized in AOCI were as follows (in thousands):

	December 31,
	2025	2024
New (gain)/loss during the year	$6,135	$(5,766)
Recognized prior service credit/(cost)	(71)	(89)
New past service (credit)/cost	—	475
Recognized gain/(loss)	—	(481)

Total recognized in other comprehensive loss/(income)	$6,064	$(5,861)
Total recognized in net periodic benefit cost and other comprehensive income	$11,204	$362

Federal Home Loan Bank of New York
Notes to Financial Statements
The net transition obligation (asset), prior service cost (credit), and the estimated net loss (gain) for the Non-Qualified Deferred
Compensation Plan - Defined Benefit component that are expected to be amortized from AOCI into net periodic benefit cost over the next fiscal year are shown in the table below (in thousands):

December 31, 2026
Expected amortization of net loss/(gain)	$726
Expected amortization of past service cost/(credit)	$71
Key assumptions and other information for the actuarial calculations to determine benefit obligations for the Non-Qualified Deferred
Compensation Plan - Defined Benefit component were as follows (dollars in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Discount rate (a)	5.32%	5.44%	4.77%
Salary increases	4.50%	4.50%	4.50%
Amortization period (years)	7	7	7
Benefits paid during the period	$(4,016)	$(3,395)	$(3,059)

(a)The discount rates were based on the Citigroup Pension Liability Index at December 31, adjusted for duration in each of the three years.
Future Non-Qualified Deferred Compensation Plan - Defined Benefit component benefits to be paid were estimated to be as follows
(in thousands):

Years	Payments
2026	$4,642
2027	5,229
2028	5,333
2029	5,418
2030	5,545
2031-2035	29,209

Total	$55,376
The net periodic benefit cost for 2026 is expected to be $6.3 million ($5.1 million in 2025).
Postretirement Health Benefit Plan
The Retiree Medical Benefit Plan (the Plan) is for retired employees and for employees who are eligible for retirement benefits. The
Plan is unfunded. The Plan, as amended, is offered to active employees who have completed 10 years of employment service at the
FHLBNY and attained age 55 as of January 1, 2015.
Assumptions used in determining the accumulated postretirement benefit obligation (APBO) included a discount rate assumption of
5.09%.

Federal Home Loan Bank of New York
Notes to Financial Statements
Components of the accumulated postretirement benefit obligation for the postretirement health benefits plan for the years ended
December 31, 2025 and 2024 (in thousands):

	December 31,
	2025	2024
Accumulated postretirement benefit obligation at the beginning of the year	$5,682	$6,927
Service cost	6	8
Interest cost	319	291
Actuarial loss/(gain)	596	(1,158)
Plan participant contributions	224	253
Actual benefits paid	(805)	(677)
Retiree drug subsidy reimbursement	35	38
Accumulated postretirement benefit obligation at the end of the year	$6,057	$5,682
Changes in postretirement health benefit plan assets (in thousands):

	December 31,
	2025	2024
Fair value of plan assets at the beginning of the year	$—	$—
Employer contributions	581	424
Plan participant contributions	224	253
Actual benefits paid	(805)	(677)
Fair value of plan assets at the end of the year	$—	$—
Amounts recognized in AOCI for the postretirement benefit obligation (in thousands):

	December 31,
	2025	2024
Net (gain)/loss	$(3,970)	$(4,927)
Accumulated other comprehensive (gain)/loss	$(3,970)	$(4,927)
Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Years ended December 31,
	2025	2024	2023
Service cost (benefits attributed to service during the period)	$6	$8	$13
Interest cost on accumulated postretirement health benefit obligation	319	291	348
Amortization of (gain)/loss	(361)	(339)	(278)
Net periodic postretirement health benefit expense/(income)	$(36)	$(40)	$83

Federal Home Loan Bank of New York
Notes to Financial Statements
Other changes in benefit obligations recognized in AOCI were as follows (in thousands):

	December 31,
	2025	2024
Net loss/(gain)	$596	$(1,158)
Amortization of net gain/(loss)	361	339

Total recognized in other comprehensive income	957	(819)

Total recognized in net periodic benefit cost and other comprehensive income	$921	$(859)
The measurement date used to determine benefit obligations was December 31 in each of the two years.
Key assumptions and other information to determine current year’s obligation for the postretirement health benefit plan were as follows:

	Years ended December 31,
	2025	2024	2023
Weighted average discount rate (a)	5.09%	5.47%	4.93%

Health care cost trend rates:
Assumed for next year
Pre 65	7.00%	7.50%	6.80%
Post 65	6.00%	6.50%	5.50%
Pre 65 Ultimate rate	4.50%	4.50%	4.50%
Pre 65 Year that ultimate rate is reached	2035	2034	2033
Post 65 Ultimate rate	4.50%	4.50%	4.50%
Post 65 Year that ultimate rate is reached	2035	2034	2033
Alternative amortization methods used to amortize
Prior service cost	Straight - line	Straight - line	Straight - line
Unrecognized net (gain) or loss	Straight - line	Straight - line	Straight - line

(a)The discount rates were based on the Citigroup Pension Liability Index adjusted for duration in each of the periods in this report.
Future postretirement health benefit plan expenses to be paid were estimated to be as follows (in thousands):

Years	Payments
2026	$550
2027	551
2028	559
2029	562
2030	559
2031-2035	2,582

Total	$5,363
The postretirement health benefit plan accrual for 2026 is expected to be a benefit of $10 thousand.

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
The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):
Derivative Notionals

	Hedging Instruments Under ASC 815
	December 31, 2025	December 31, 2024
Interest rate contracts
Interest rate swaps	$197,819,179	$181,828,385
Interest rate caps	1,000,000	150,000
Mortgage delivery commitments	36,458	28,672
Total interest rate contracts notionals	$198,855,637	$182,007,057

Federal Home Loan Bank of New York
Notes to Financial Statements
Offsetting of Derivative Assets and Derivative Liabilities – Net Presentation
The table below presents the gross and net derivatives receivables by contract type and amount for those derivatives contracts for which netting is permissible under U.S. GAAP as Derivative instruments — nettable. Derivatives receivables have been netted with respect to those receivables as to which the netting requirements have been met, including obtaining a legal analysis with respect to the enforceability of the netting (in thousands):

	December 31, 2025		December 31, 2024
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$366,860	$426,527	$519,217	$932,845
Cleared derivatives	1,364,582	1,333,517	1,809,833	1,795,667
Total gross recognized amount	1,731,442	1,760,044	2,329,050	2,728,512
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(299,375)	(423,355)	(436,236)	(919,886)
Cleared derivatives	(1,332,600)	(1,332,600)	(1,795,471)	(1,795,471)
Total gross amounts of netting adjustments and cash collateral	(1,631,975)	(1,755,955)	(2,231,707)	(2,715,357)
Net amounts after offsetting adjustments and cash collateral	$99,467	$4,089	$97,343	$13,155
Uncleared derivatives	$67,485	$3,172	$82,981	$12,959
Cleared derivatives	31,982	917	14,362	196
Total net amounts after offsetting adjustments and cash collateral	$99,467	$4,089	$97,343	$13,155

Derivative instruments - not nettable
Uncleared derivatives (a)	$81	$8	$1	$202
Total derivative assets and total derivative liabilities
Uncleared derivatives	$67,566	$3,180	$82,982	$13,161
Cleared derivatives	31,982	917	14,362	196
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$99,548	$4,097	$97,344	$13,357

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security collateral pledged as initial margin to Derivative Clearing Organization (d)	$845,578	$—	$802,969	$—
Cannot be sold or repledged
Uncleared derivatives securities received as Variation Margin	(55,831)	—	(69,065)	—
Total net amount of non-cash collateral received or repledged	$789,747	$—	$733,904	$—
Total net exposure cash and non-cash (e)	$889,295	$4,097	$831,248	$13,357

Net unsecured amount - Represented by:
Uncleared derivatives	$11,735	$3,180	$13,917	$13,161
Cleared derivatives	877,560	917	817,331	196
Total net exposure cash and non-cash (e)	$889,295	$4,097	$831,248	$13,357

(a)Not nettable derivative instruments are without legal right of offset and were synthetic derivatives representing forward mortgage delivery commitments of 60 calendar days or less. Amounts were not material, and it was operationally not practical

Federal Home Loan Bank of New York
Notes to Financial Statements
to separate receivables from payables; net presentation was adopted. No cash collateral was involved with the mortgage delivery commitments.
(b)Amounts represented Derivative assets and liabilities that were recorded in the Statements of Condition. Derivative cash balances were not netted with non-cash collateral received or pledged, since legal ownership of the non-cash collateral remains with the pledging counterparty (see footnote (c) below).
(c)Non-cash collateral received or pledged — For certain uncleared derivatives, from time-to-time counterparties have pledged
U.S. Treasury securities to the FHLBNY as collateral. Amounts also included non-cash mortgage collateral on derivative positions with member counterparties where we acted as an intermediary. For certain cleared derivatives, we have pledged marketable securities to satisfy initial margin or collateral requirements.
(d)Amounts represented securities collateral pledged to Derivative Clearing Organization (DCO) to fulfill our initial margin obligations on cleared derivatives. Securities pledged may be sold or repledged if the FHLBNY defaults on its obligations under rules established by the CFTC.
(e)Amounts represented net exposure after applying non-cash collateral pledged to and by the FHLBNY. Since legal ownership and control over the securities are not transferred, the net exposure represented in the table above is for information only and is not reported as such in the Statements of Condition.
Fair Value of Derivative Instruments
The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding (in thousands):

	December 31, 2025
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$168,284,750	$1,390,505	$1,440,349
Total derivatives in hedging relationships under ASC 815	168,284,750	1,390,505	1,440,349

Derivatives not designated as hedging instruments
Interest rate swaps (b)	29,534,429	339,938	319,695
Interest rate caps	1,000,000	999	—
Mortgage delivery commitments	36,458	81	8
Total derivatives not designated as hedging instruments	30,570,887	341,018	319,703
Total derivatives before netting and collateral adjustments	$198,855,637	$1,731,523	$1,760,052
Netting adjustments		$(1,610,805)	$(1,610,805)
Cash collateral and related accrued interest		(21,170)	(145,150)
Total netting adjustments and cash collateral		(1,631,975)	(1,755,955)
Total derivative assets and total derivative liabilities		$99,548	$4,097
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$845,578
Security collateral received from counterparty (c)		(55,831)
Net security		789,747
Net exposure		$889,295

Federal Home Loan Bank of New York
Notes to Financial Statements

	December 31, 2024
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$156,145,139	$1,706,340	$2,241,804
Total derivatives in hedging relationships under ASC 815	156,145,139	1,706,340	2,241,804

Derivatives not designated as hedging instruments
Interest rate swaps (b)	25,683,246	622,561	486,708
Interest rate caps	150,000	149	—
Mortgage delivery commitments	28,672	1	202
Total derivatives not designated as hedging instruments	25,861,918	622,711	486,910
Total derivatives before netting and collateral adjustments	$182,007,057	$2,329,051	$2,728,714
Netting adjustments		$(2,222,357)	$(2,222,357)
Cash collateral and related accrued interest		(9,350)	(493,000)
Total netting adjustments and cash collateral		(2,231,707)	(2,715,357)
Total derivative assets and total derivative liabilities		$97,344	$13,357
Security collateral pledged as initial margin to Derivative Clearing Organization (c)		$802,969
Security collateral received from counterparty (c)		(69,065)
Net security		733,904
Net exposure		$831,248

(a)All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)Interest rate swaps also includes the Other category comprised of interest rate swaps intermediated for members, and notional amounts represent purchases by the FHLBNY from dealers and an offsetting purchase from us by the members.
(c)Non-cash security collateral is not permitted to be offset on the balance sheet but would be eligible for offsetting in an event of default. Amounts represent non-cash collateral and or U.S. Treasury securities pledged to and received from counterparties as collateral at December 31, 2025 and December 31, 2024.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
Fair value hedge gains and losses
Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Recorded in Interest Income/Expense
	Years ended December 31,
	2025	2024	2023
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$(278,830)	$468,108	$116,901

Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$281,973	$(459,793)	$(112,620)
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
The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at December 31, 2025 and December 31, 2024, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of Condition (in thousands):

	December 31, 2025
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/ Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$58,543,501	$(149,229)	$—
Hedged AFS debt securities (a)	7,569,821	(363,372)	—
De-designated advances (b)	—	—	—
De-designated AFS debt securities (b)	—	—	(543)
	$66,113,322	$(512,601)	$(543)
Liabilities:
Hedged consolidated obligation bonds	$30,187,853	$51,438	$—
Hedged consolidated obligation discount notes	70,452,246	7,377	—
De-designated consolidated obligation bonds (b)	—	—	(92,610)
De-designated consolidated obligation discount notes (b)	—	—	107
	$100,640,099	$58,815	$(92,503)

Federal Home Loan Bank of New York
Notes to Financial Statements

	December 31, 2024
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/ Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$54,738,222	$(700,255)	$—
Hedged AFS debt securities (a)	6,318,925	(634,339)	—
De-designated advances (b)	—	—	11
De-designated AFS debt securities (b)	—	—	(360)
	$61,057,147	$(1,334,594)	$(349)
Liabilities:
Hedged consolidated obligation bonds	$37,004,931	$605,481	$—
Hedged consolidated obligation discount notes	57,256,246	(2,987)	—
De-designated consolidated obligation bonds (b)	—	—	(100,019)
De-designated consolidated obligation discount notes (b)	—	—	62
	$94,261,177	$602,494	$(99,957)

(a)Carrying amounts represent amortized cost adjusted for cumulative fair value hedging basis. For AFS securities in a fair value partial-term hedge, changes in the fair values due to changes in the benchmark rate were recorded as an adjustment to amortized cost and an offset to interest income from the hedged AFS securities.
(b)At December 31, 2025, par amounts of de-designated advances were $0.5 billion; par amounts of de-designated AFS debt securities were $10.0 million; par amounts of de-designated CO bonds were $1.4 billion; par amounts of de-designated CO discount notes were $1.6 billion.  At December 31, 2024, par amounts of de-designated advances were $0.5 billion; par amounts of de-designated AFS debt securities were $5.0 million; par amounts of de-designated CO bonds were $1.7 billion; par amounts of de-designated CO discount notes were $1.2 billion.  Cumulative fair value hedging adjustments for active and discontinued
hedging relationships will remain on the balance sheet until the items are derecognized.
Cash flow hedge gains and losses
The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	December 31, 2025
	Amounts Reclassified from AOCI to Interest Expense(b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$(103)	$—	$(38,948)	$(38,845)

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	December 31, 2024
	Amounts Reclassified from AOCI to Interest Expense(b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$(1,170)	$—	$(7,792)	$(6,622)

Federal Home Loan Bank of New York
Notes to Financial Statements

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	December 31, 2023
	Amounts Reclassified from AOCI to Interest Expense(b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$(1,248)	$—	$(28,247)	$(26,999)

(a)Amounts represent cash flow hedges of CO debt hedged with benchmark interest rate swaps indexed to a benchmark rate. Under the guidance in ASC 815, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of
Income as the change in cash flows on the hedged item.
(b)Amounts represent amortization of gains (losses) related to closed cash flow hedges of anticipated issuance of CO bonds that were reclassified during the period to interest expense as a yield adjustment. Gains (losses) reclassified represent gains (losses)
in AOCI that were amortized as an income (expense) to debt interest expense. If debt is held to maturity, gains (losses)  in AOCI will be relieved through amortization. It is expected that over the next 12 months, $0.4 million of the unrecognized gains in
AOCI will be recognized as yield adjustments as an income to debt interest expense.
(c)Under ASC 815, hedge ineffectiveness is reclassified into earnings only if the original transaction is no longer probable of occurring by the end of the specified time period or within a two-month period thereafter. There were no amounts that were reclassified into earnings due to discontinuation of cash flow hedges. Reclassification would occur if it became probable that the original forecasted transactions would not occur by the end of the originally specified time period or within a two-month period thereafter.
(d)Amounts represent changes in the fair values of open interest rate swap contracts in cash flow hedges of CO debt, primarily those hedging the rolling issuance of CO discount notes.
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
Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Years ended December 31,
	2025	2024	2023
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$(23,662)	$128,048	$33,208
Caps	850	(147)	(804)
Mortgage delivery commitments	1,079	(257)	(1,552)
Total gains (losses) on derivatives in economic hedges	$(21,733)	$127,644	$30,852

Federal Home Loan Bank of New York
Notes to Financial Statements
Note 18.    Fair Values of Financial Instruments.
Estimated Fair Values — Summary Tables - Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	December 31, 2025
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$38,192	$38,192	$38,192	$—	$—	$—
Interest-bearing deposits	2,960,000	2,960,027	—	2,960,027	—	—
Securities purchased under agreements to resell	15,950,000	15,950,204	—	15,950,204	—	—
Federal funds sold	11,550,000	11,550,081	—	11,550,081	—	—
Trading securities	7,387,187	7,387,187	7,387,187	—	—	—
Equity Investments	103,707	103,707	103,707	—	—	—
Available-for-sale securities	12,345,845	12,345,845	560,272	10,121,050	1,664,523	—
Held-to-maturity securities	10,490,167	10,384,380	—	10,237,595	146,785	—
Advances	92,306,684	92,514,300	—	92,514,300	—	—
Mortgage loans held-for-portfolio, net	2,644,449	2,451,042	—	2,451,042	—	—
Accrued interest receivable	523,973	523,973	—	523,973	—	—
Derivative assets	99,548	99,548	—	1,731,523	—	(1,631,975)
Other financial assets	52	52	—	—	52	—

Liabilities
Deposits	3,089,961	3,088,772	—	3,088,772	—	—
Consolidated obligations
Bonds	68,466,741	68,215,010	—	68,215,010	—	—
Discount notes	76,019,517	76,045,773	—	76,045,773	—	—
Mandatorily redeemable capital stock	7,585	7,585	7,585	—	—	—
Accrued interest payable	470,265	470,265	—	470,265	—	—
Derivative liabilities	4,097	4,097	—	1,760,052	—	(1,755,955)

Federal Home Loan Bank of New York
Notes to Financial Statements

	December 31, 2024
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

(a)Level 3 Instruments — The fair values of non-agency private-label MBS and housing finance agency bonds were estimated by management based on pricing services. Valuations may have required pricing services to use significant inputs that were subjective because of the current lack of significant market activity; the inputs may not be market-based and observable.
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
•Level 1 Inputs — Quoted prices (unadjusted) for identical assets or liabilities in an active market that the reporting entity can access on the measurement date.
•Level 2 Inputs — Inputs other than quoted prices within Level 1 that are observable inputs for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Level 2 inputs include the following: (1) quoted prices for similar assets or liabilities in active markets; (2) quoted prices for identical or similar assets or liabilities in markets that are not active;
(3) inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, and volatilities).
•Level 3 Inputs — Inputs that are unobservable and significant to the valuation of the asset or liability.
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
For assets and liabilities carried at fair value, the FHLBNY measures fair value using the procedures set out below:
Mortgage-backed securities, including housing finance obligations, classified as available-for-sale — The fair value of such securities is estimated by the FHLBNY using pricing primarily from specialized pricing services. The pricing vendors typically use market multiples derived from a set of comparables, including matrix pricing, and other techniques. The FHLBNY’s valuation technique incorporates prices from up to three designated third-party pricing services at December 31, 2025 and December 31, 2024.
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
The most significant inputs to the valuation model are: (1) Consolidated obligation debt curve (CO Curve), published by the Office of
Finance and available to the public, and (2) Benchmark swap curves and volatilities. Both these inputs are considered to be market-
based and observable as they can be directly corroborated by market participants.
The CO Curve is the primary input, which is market-based and observable. Inputs to apply spreads, which are FHLBNY specific, were not material. Fair values were classified within Level 2 of the valuation hierarchy.
The FHLBNY determines the fair values of advances elected under the FVO by calculating the present value of expected future cash flows from the advances, a methodology also referred to as the Income approach under the Fair Value Measurement standards. The discount rates used in these calculations are equivalent to the replacement advance rates for advances with similar terms. In accordance with the Finance Agency’s “Advances” regulations requires a prepayment fee sufficient to make a FHLBank financially indifferent to the borrower’s decision to prepay the advance. Therefore, the fair value of an advance does not assume prepayment risk.
The inputs used to determine fair value of advances elected under the FVO are as follows:
•CO Curve. The FHLBNY uses the CO Curve, which represents its cost of funds, as an input to estimate the fair value of advances, and to determine current advance rates. This input is considered market observable and therefore a Level 2 input.
•Volatility assumption. To estimate the fair value of advances with optionality, the FHLBNY uses market-based expectations of future interest rate volatility implied from current market prices for similar options. This input is considered a Level 2 input as it is market-based and market observable.
•Spread adjustment. Adjustments represent the FHLBNY’s mark-up based on its pricing strategy. The input is considered as unobservable and is classified as a Level 3 input. The spread adjustment is not a significant input to the overall fair value of an advance.
Consolidated Obligations elected under the FVO — The FHLBNY estimates the fair values of Consolidated obligations elected under the FVO based on the present values of expected future cash flows due on the debt obligations. Calculations are performed by

Federal Home Loan Bank of New York
Notes to Financial Statements
using the FHLBNY’s industry standard option adjusted valuation models. The FHLBNY’s internal valuation models use the following inputs:
•CO Curve and Benchmark Swap Curves. The Office of Finance constructs an internal curve, referred to as the CO Curve, using the U.S. Treasury Curve as a base curve that is then adjusted by adding indicative spreads obtained from market observable sources. These market indications are generally derived from pricing indications from dealers, historical pricing relationships, recent GSE trades and secondary market activity. The FHLBNY considers the inputs as Level 2 inputs as they are market observable.
•Volatility assumptions. To estimate the fair values of Consolidated obligations with optionality, the FHLBNY uses market-
based expectations of future interest rate volatility implied from current market prices for similar options. These inputs are also considered Level 2 as they are market-based and observable. No CO debt elected under the FVO were structured with options in any periods in this report.
Derivative Assets and Liabilities — The FHLBNY’s derivatives (cleared derivatives and bilaterally executed derivatives) are executed in the over-the-counter market and are valued using internal valuation techniques as no quoted market prices exist for such instruments. Discounted cash flow analysis is the primary methodology employed by the FHLBNY’s valuation model to measure the fair values of interest rate swaps. The valuation technique is considered as an “Income approach”. Interest rate caps and floors are valued under the “Market approach”. Interest rate swaps and interest rate caps and floors, collectively “derivatives”, were valued in industry-standard option adjusted valuation models, which generated fair values. The valuation models employed multiple market inputs including interest rates, prices, and indices to create continuous yield or pricing curves and volatility factors. These multiple market inputs were corroborated by management to independent market data, and to relevant benchmark indices. In addition, derivative valuations were compared by management to counterparty valuations received as part of the collateral exchange process.
These derivative positions were classified within Level 2 of the valuation hierarchy at December 31, 2025 and December 31, 2024.
Interest rate swaps cleared by Central Clearing Houses, LCH and the CME, are valued by discounting forward cash flows by the
SOFR index, consistent with the change to SOFR in the interest accrual calculation of margins.
The FHLBNY’s valuation model utilizes a modified Black-Karasinski methodology. Significant market-based and observable inputs into the valuation model include volatilities and interest rates. The Bank’s valuation model employs industry standard market-
observable inputs (inputs that are actively quoted and can be validated to external sources). Inputs by class of derivative were as follows:
Interest-rate related:
•Discount rate assumption. OIS or SOFR Swap curve (SOFR/OIS).
•Forward interest rate assumption. OIS or SOFR Swap curve.
•Volatility assumption. Market-based expectations of future interest rate volatility implied from current market prices for similar options.
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
As a result of these practices and agreements and the FHLBNY’s assessment of any change in its own credit spread, the FHLBNY has concluded that the impact of the credit differential between the FHLBNY and its derivative counterparties and DCO was sufficiently mitigated to an immaterial level that no credit adjustments were deemed necessary to the recorded fair value of
Derivative assets and Derivative liabilities in the Statements of Condition at December 31, 2025 and December 31, 2024.
For uncleared derivatives transactions executed on or after September 1, 2022, we are subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. For such uncleared derivatives transactions, a party whose initial margin requirement exceeds the $50 million threshold would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, which may include an event of default due to bankruptcy, insolvency, or similar proceeding. As of December 31, 2025, the Bank did not exceed the threshold with any of the uncleared derivatives counterparty and did not have to post initial margin or have the counterparty post initial margin to the Bank.
Fair Value Measurement
The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at December 31, 2025 and December 31, 2024, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. REO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Federal Home Loan Bank of New York
Notes to Financial Statements
Items Measured at Fair Value on a Recurring Basis (in thousands):

	December 31, 2025
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$7,387,187	$7,387,187	$—	$—	$—
Equity Investments	103,707	103,707	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	10,121,050	—	10,121,050	—	—
Housing and U.S. obligations	2,224,795	560,272	—	1,664,523	—
Derivative assets (a)
Interest-rate derivatives	99,467	—	1,731,442	—	(1,631,975)
Mortgage delivery commitments	81	—	81	—	—
Total recurring fair value measurement - Assets	$19,936,287	$8,051,166	$11,852,573	$1,664,523	$(1,631,975)

Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected) (b)	$(577,958)	$—	$(577,958)	$—	$—
Bonds (to the extent FVO is elected) (b)	(556,866)	—	(556,866)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(4,089)	—	(1,760,044)	—	1,755,955
Mortgage delivery commitments	(8)	—	(8)	—	—
Total recurring fair value measurement - Liabilities	$(1,138,921)	$—	$(2,894,876)	$—	$1,755,955

Federal Home Loan Bank of New York
Notes to Financial Statements

	December 31, 2024
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$7,237,940	$7,237,940	$—	$—	$—
Equity Investments	95,422	95,422	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	8,689,853	—	8,689,853	—	—
Housing and U.S. obligations	1,297,431	—	—	1,297,431	—
Derivative assets (a)
Interest-rate derivatives	97,343	—	2,329,050	—	(2,231,707)
Mortgage delivery commitments	1	—	1	—	—
Total recurring fair value measurement - Assets	$17,417,990	$7,333,362	$11,018,904	$1,297,431	$(2,231,707)

Liabilities
Consolidated obligation:
Bonds (to the extent FVO is elected) (b)	$(1,704,115)	$—	$(1,704,115)	$—	$—
Derivative liabilities (a)
Interest-rate derivatives	(13,155)	—	(2,728,512)	—	2,715,357
Mortgage delivery commitments	(202)	—	(202)	—	—
Total recurring fair value measurement - Liabilities	$(1,717,472)	$—	$(4,432,829)	$—	$2,715,357

(a)  Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)  Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.
Roll Forward of Level 3 Available-for-Sale Securities (in thousands):

	State and Local Housing Finance Agency Obligations
	Years ended December 31,
	2025	2024	2023
Balance, beginning of the period	$1,297,431	$1,228,238	$1,109,029
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	(713)	663	(441)
Purchases	375,000	75,000	125,000
Settlements	(7,195)	(6,470)	(5,350)
Balance, end of the period	$1,664,523	$1,297,431	$1,228,238
Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$256	$—	$256	$—
Real estate owned	55	—	—	55
Total non-recurring assets at fair value	$311	$—	$256	$55

Federal Home Loan Bank of New York
Notes to Financial Statements

	During the period ended December 31, 2024
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$—	$—	$—	$—
Real estate owned	178	—	—	178
Total non-recurring assets at fair value	$178	$—	$—	$178
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
In accordance with disclosure provisions, we have reported changes in fair values of such assets as of the date the fair value adjustments were recorded during the period ended December 31, 2025 and December 31, 2024, and the reported fair values were not as of the period end dates.
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
For instruments for which the fair value option has been elected, the related contractual interest income, contractual interest expense, the discount amortization on fair value option consolidated obligation discount notes and the premium/discount amortization on fair value option consolidated obligation bonds are recorded as part of net interest income in the Statements of Income. The remaining changes in fair value for instruments for which the fair value option has been elected are recorded as net gains (losses) on financial instruments held under fair value option in the Statements of Income. The change in fair value does not include changes in instrument-specific credit risk. The FHLBNY has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were necessary at December 31, 2025 and December 31, 2024.
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

Federal Home Loan Bank of New York
Notes to Financial Statements
The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (a)
(in thousands):

	Years ended December 31,
	2025	2024	2023	2025
	Bonds			Discount Notes (b)
Balance, beginning of the period	$(1,704,115)	$(3,780,541)	$(4,159,862)	$—
New transactions elected for fair value option	(5,000)	—	—	(562,507)
Maturities and terminations	1,197,245	2,137,315	480,000	—
Net gains (losses) on financial instruments held under fair value option	(46,995)	(72,258)	(99,223)	(330)
Change in accrued interest/unaccreted balance	1,999	11,369	(1,456)	(15,121)
Balance, end of the period	$(556,866)	$(1,704,115)	$(3,780,541)	$(577,958)

(a)No advances elected under the FVO were outstanding at December 31, 2025, 2024 and 2023.
(b)No discount notes elected under the FVO were outstanding at December 31, 2024 and 2023.
The following tables present the change in fair value included in the Statements of Income for financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2025
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(14,560)	$(46,995)	$(61,555)
Consolidated obligation discount notes	(15,192)	(330)	(15,522)
	$(29,752)	$(47,325)	$(77,077)

	December 31, 2024
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(41,617)	$(72,258)	$(113,875)

	December 31, 2023
	Interest Expense	Net Gains (Losses) Due to Changes in Fair Value	Total Change in Fair Value Included in Current Period Earnings
Consolidated obligation bonds	$(89,889)	$(99,223)	$(189,112)

Federal Home Loan Bank of New York
Notes to Financial Statements
The following tables compare the aggregate fair value and aggregate remaining contractual principal balance outstanding of financial instruments for which the fair value option has been elected (in thousands):

	December 31, 2025
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds	$564,405	$556,866	$(7,539)
Consolidated obligation discount notes	562,507	577,958	15,451
	$1,126,912	$1,134,824	$7,912

	December 31, 2024
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds	$1,756,650	$1,704,115	$(52,535)

	December 31, 2023
	Aggregate Unpaid Principal Balance	Aggregate Fair Value	Fair Value Over/(Under) Aggregate Unpaid Principal Balance
Consolidated obligation bonds	$3,893,965	$3,780,541	$(113,424)

(a)  The FHLBNY has elected the FVO on an instrument-by-instrument basis for CO bonds and CO discount notes, primarily fixed-
rate, intermediate- and short-term debt; management elects the FVO for such CO bonds and CO discount notes when management is not able to assert with confidence that the debt would qualify for hedge accounting as such short-term debt may not remain highly effective hedges through the maturity of the debt. Management may also elect the FVO of certain other CO bonds and CO discount notes to achieve asset liability objectives.

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
Neither the FHLBNY nor any other FHLBank has ever had to assume or pay the Consolidated obligations of another FHLBank. The
FHLBNY does not believe that it will be called upon to pay the Consolidated obligations of another FHLBank in the future. Under the provisions of accounting standards for guarantees, the FHLBNY would have been required to recognize the fair value of the
FHLBNY’s joint and several liability for all the Consolidated obligations, as discussed above. However, the FHLBNY considers the joint and several liabilities as similar to a related party guarantee, which meets the scope exception under the accounting standard for guarantees. Accordingly, the FHLBNY has not recognized the fair value of a liability for its joint and several obligations related to other FHLBanks’ Consolidated obligations, which in aggregate were par amounts of $1.2 trillion as of December 31, 2025 and
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
The following table summarizes contractual obligations and contingencies (in thousands):

	December 31, 2025	December 31, 2024
Contractual Obligations
Consolidated obligation bonds at par (a)	$68,408,655	$81,069,965
Consolidated obligation discount notes at par	76,476,004	68,467,860
Mandatorily redeemable capital stock (a)	7,585	4,509
Finance lease (b)	1,651	2,159
Premises (Operating Lease) (b)	61,410	69,551
Other liabilities (c)	167,633	133,503
Total contractual obligations	$145,122,938	$149,747,547
Other commitments
Standby letters of credit (d)	$24,108,844	$20,663,477
Consolidated obligation bonds/discount notes traded not settled	15,042	1,735,000
Commitments to fund additional advances	150,000	10,000
Commitments to fund pension	11,390	11,390
Open delivery commitments (MAP)	36,458	28,671
Total other commitments	$24,321,734	$22,448,538

Total obligations and commitments	$169,444,672	$172,196,085

(a)Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. Redemption dates of mandatorily redeemable capital stock are assumed to correspond to maturity dates of member advances. Excess capital stock is redeemed at that time, and hence, these dates better represent the related commitments than the put dates associated with capital stock. While interest payments on CO bonds and discount notes are contractual obligations, they are deemed to be not material and, therefore, amounts were omitted from the table.
(b)Amounts represent undiscounted obligations. Lease obligations are recorded in the Statements of Condition as a Right-of-use
(ROU) asset and a corresponding lease liability. Immaterial amounts of equipment and other leases have been excluded in the table above.
(c)(Includes accounts payable and accrued expenses, liabilities recorded for future settlements of investments, Pass-through reserves due to member institutions held at the Federal Reserve Bank (FRB), and projected one year obligation for the DB Plan.

Federal Home Loan Bank of New York
Notes to Financial Statements
(d)Financial letters of credit — Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the
FHLBNY for value given by the FHLBNY to the beneficiary under the terms of the standby letter of credit. The FHLBNY may, in its discretion, permit the member to finance repayment of their obligation by receiving a collateralized advance.
The Bank did not record credit losses on off-balance sheet arrangements for any periods in this report.
Lease Commitments
Operating Leases:
In compliance with the guidance under Topic 842, Leases, we recognize in our Statements of Condition all leases with lease terms greater than twelve months as a lease liability with a corresponding right-of-use (ROU) asset.
At December 31, 2025 and December 31, 2024, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and operating lease ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. Operating lease ROU assets include any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of Income. Operating lease ROU assets and operating lease liabilities are reported in the Statements of Condition.
The following tables provide summarized information on our operating leases (dollars in thousands):

	December 31, 2025	December 31, 2024
Operating Leases (a)
Right-of-use assets	$44,289	$49,550
Lease Liabilities	$54,696	$60,853

(a)We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

	Twelve months ended December 31,
	2025		2024
Operating Lease Expense	$7,191		$7,443
Operating cash flows - Cash Paid	$8,088		$8,298

	December 31, 2025		December 31, 2024
Weighted Average Discount Rate	3.33%		3.33%
Weighted Average Remaining Lease Term	7.27	Years	8.25	Years

Federal Home Loan Bank of New York
Notes to Financial Statements

	Remaining maturities through
Operating lease liabilities	December 31, 2025	December 31, 2024
2025	$—	$8,088
2026	8,142	8,142
2027	8,246	8,246
2028	8,566	8,566
2029	8,512	8,512
2030	8,567	8,567
Thereafter	19,765	19,765
Total undiscounted lease payments	61,798	69,886
Imputed interest	(7,102)	(9,033)
Total operating lease liabilities	$54,696	$60,853
Finance Lease:
In December 2024, the Bank entered into a 5-year finance lease for computer equipment. The finance lease liability and finance lease
ROU asset are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The lease liability was $1.6 million as of December 31, 2025 and $2.0 million as of December 31, 2024. The finance lease
ROU asset was $1.5 million as of December 31, 2025 and $2.0 million as of December 31, 2024.

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
Debt assumptions —  In 2025, the FHLBNY assumed discount notes in par amount of $1.0 million from another FHLBank. No discount notes were assumed from another FHLBank in 2024. No CO bonds were assumed from another FHLBank in 2025 and in the same period in the prior year.
Debt transfers — In 2025, the FHLBNY transferred discount notes in par amount of $0.9 million to another FHLBank. In 2024, the
FHLBNY transferred debt in par amount of $5.8 billion to another FHLBank.
Advances Sold or Transferred
No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.
MPF Program
In the MPF program, the FHLBNY may participate to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of
Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s
MPF loans that has remained outstanding was $2.0 million at December 31, 2025 and $2.5 million at December 31, 2024.
Fees paid to the FHLBank of Chicago for providing MPF program services were approximately $1.0 million, $1.1 million, and $1.2 million for the twelve months ended in December 2025, 2024, and 2023, respectively.
Mortgage-backed Securities
No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.
Intermediation
From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. These derivatives are offset with derivatives purchased from unrelated derivatives dealers. The intermediated derivative transactions with members and derivative counterparties are collateralized.  At December 31, 2025 and December 31, 2024, there were no outstanding derivative transactions with members.
Loans to Other Federal Home Loan Banks
In the twelve months ended December 31, 2025, overnight loans extended to other FHLBanks averaged $8.4 million. There were no overnight loans extended to other FHLBanks in the twelve months ended December 31, 2024. Generally, loans made to other
FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.

Federal Home Loan Bank of New York
Notes to Financial Statements
Borrowings from Other Federal Home Loan Banks
The FHLBNY borrows from other FHLBanks, generally for a period of one day. There were no borrowings from other FHLBanks in the twelve months ended December 31, 2025 and  December 31, 2024.
Sub-lease of Office Space to Another Federal Home Loan Bank
The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.
Cash and Due from Banks
The compensating cash balances held at Citibank were $5.0 million at December 31, 2025 and $15.0 million at December 31, 2024.
Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.
Related Party: Outstanding Assets, Liabilities and Capital
The following tables summarize significant balances and transactions with related parties and transactions (in thousands):

	December 31, 2025	December 31, 2024
	Related	Related
Assets
Advances	$92,306,684	$105,838,238
Accrued interest receivable	384,360	457,120

Liabilities and capital
Deposits	$3,089,961	$2,429,384
Mandatorily redeemable capital stock	7,585	4,509
Accrued interest payable	148	134
Affordable Housing Program (a)	247,824	231,447

Capital	$8,015,103	$8,409,529

(a)Represents funds not yet allocated or disbursed to AHP programs.
Related Party: Income and Expense Transactions

	Years ended December 31,
	2025	2024	2023
	Related	Related	Related
Interest income
Advances	$4,696,546	$6,165,285	$5,988,659
Loans to other FHLBanks	367	—	72

Interest expense
Deposits	$111,816	$125,362	$128,252
Mandatorily redeemable capital stock	562	595	653
Cash collateral held and other borrowings	—	—	1,521

Service fees and other	$22,200	$21,534	$20,582

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
In addition, the Bank maintains a portfolio of investments. The primary source of funding and liquidity is the issuance of consolidated obligations in the capital markets. The Bank is capitalized through the purchase of capital stock by members. The
Bank’s net income is primarily attributable to the difference between the interest income earned on advances, mortgage loans, and investments, and the interest expense paid on consolidated obligations. The Bank manages risk and monitors financial performance across the entire balance sheet. Descriptions of all significant accounting policies related to the Bank’s activities are included in “Item
8. Financial Statements and Supplementary Data – Note 1 – Summary of Significant Accounting Policies” in the 2025 Form 10-K.
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
The FHLBNY’s total assets and capital could significantly decrease if one or more large members were to withdraw from membership or decrease business with the FHLBNY. Members might withdraw or reduce their business as a result of consolidating with an institution that was a member of another FHLBank, or for other reasons. The FHLBNY has considered the impact of losing one or more large members. In general, a withdrawing member would be required to repay all indebtedness prior to the redemption of its capital stock. Under current conditions, the FHLBNY does not expect the loss of a large member to impair its operations, since the
FHLBank Act, as amended, does not allow the FHLBNY to redeem the capital of an existing member if the redemption would cause the FHLBNY to fall below its capital requirements. Consequently, the loss of a large member should not result in an inadequate capital position for the FHLBNY. However, such an event could reduce the amount of capital that the FHLBNY has available for continued growth. This could have various ramifications for the FHLBNY, including a possible reduction in net income and dividends, and a lower return on capital stock for remaining members. During the fiscal year ended December 31, 2025, the Bank did not earn interest income from any individual advance holder that accounted for 10% or more of total revenue. During the fiscal year ended December 31, 2024, the Bank earned interest income from two advance holders, each of which individually represented more than 10% of the Bank’s total revenue for that year.

Federal Home Loan Bank of New York
Notes to Financial Statements
The top ten advance holders and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	December 31, 2025
					Twelve Months
	City	State	Par Advances	Percentage of Total Par Value of Advances	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company. (b)	New York	NY	$12,835,000	13.88%	472,618	15.72%
Metropolitan Tower Life Insurance Company. (b)	Whippany,	NJ	1,380,000	1.49	53,636	1.78
Subtotal MetLife, Inc.			14,215,000	15.37	526,254	17.50
Flagstar Bank, N.A.	Hicksville	NY	9,750,000	10.54	525,013	17.47
Citibank, N.A.	New York	NY	9,000,000	9.73	627,210	20.86
Teachers Ins. & Annuity Assoc of America	New York	NY	7,228,900	7.82	330,216	10.98
Equitable Financial Life Insurance Co.	New York	NY	6,865,063	7.42	283,217	9.42
Goldman Sachs Bank USA	New York	NY	5,500,000	5.95	225,157	7.49
New York Life Insurance Company	New York	NY	4,588,000	4.96	166,103	5.53
Guardian Life Insurance Co. of America	New York	NY	3,212,279	3.47	128,077	4.26
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.83	83,396	2.77
Valley National Bank	Morristown	NJ	2,463,604	2.66	111,650	3.71
Total			$65,442,096	70.75%	$3,006,293	100.00%

(a)Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)An officer of this member bank served on the Board of Directors of the FHLBNY as a Member Director.

	December 31, 2024
					Twelve Months
	City	State	Par Advances	Percentage of Total Par Value of Advances	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$13,500,000	12.67%	$913,534	23.26%
MetLife, Inc.:
Metropolitan Life Insurance Company	Whippany,	NJ	12,835,000	12.05	501,120	12.76
Metropolitan Tower Life Insurance Company	Whippany,	NJ	1,380,000	1.29	62,537	1.59
Subtotal MetLife, Inc.			14,215,000	13.33	563,657	14.35
Flagstar Bank, N.A. (b)	Hicksville	NY	12,000,000	11.26	1,030,569	26.24
Teachers Ins. & Annuity Assoc of America	New York	NY	7,177,700	6.74	345,823	8.81
Equitable Financial Life Insurance Company	New York	NY	7,165,063	6.72	353,130	8.99
Goldman Sachs Bank USA	New York	NY	5,000,000	4.69	176,021	4.48
New York Life Insurance Company	New York	NY	3,713,000	3.48	130,413	3.32
Manufacturers and Traders Trust Company	Buffalo	NY	3,000,149	2.82	332,416	8.47
Morgan Stanley Private Bank, NA	Purchase	NY	3,000,000	2.82	6,068	0.16
Guardian Life Insurance Co. of America	New York	NY	2,710,755	2.54	75,471	1.92
Total			$71,481,667	67.08%	$3,927,102	100.00%

(a)Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)An officer of this member bank served on the Board of Directors of the FHLBNY as a Member Director.

Federal Home Loan Bank of New York
Notes to Financial Statements

	December 31, 2023
					Twelve Months
	City	State	Par Advances	Percentage of Total Par Value of Advances	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$19,500,000	17.76%	$984,342	28.99%
Flagstar Bank, N.A. (b)	Hicksville	NY	17,850,000	16.26	553,872	16.31
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	13,035,000	11.87	474,764	13.98
Metropolitan Tower Life Insurance Company	New York	NY	1,555,000	1.42	56,402	1.66
Subtotal MetLife, Inc.			14,590,000	13.29	531,166	15.64
Equitable Financial Life Insurance Company	New York	NY	7,615,063	6.93	403,051	11.87
Teachers Ins. & Annuity Assoc. of America	New York	NY	7,035,500	6.41	249,296	7.34
Manufacturers and Traders Trust Company	Buffalo	NY	5,000,159	4.55	278,246	8.19
New York Life Insurance Company	New York	NY	3,063,000	2.79	96,367	2.84
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.39	83,396	2.46
Valley National Bank (b)	Wayne	NJ	2,539,804	2.31	142,160	4.19
Kearny Bank	Fairfield	NJ	1,667,500	1.52	73,652	2.17
Total			$81,480,276	74.21%	$3,395,548	100.00%

(a)Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)An officer of this member bank served on the Board of Directors of the FHLBNY as a Member Director.
The following tables summarize capital stock held by members who were beneficial owners of more than 5 percent of the
FHLBNY’s outstanding capital stock as of February 28, 2026 and December 31, 2025 (shares in thousands):

Name of Beneficial Owner	February 28, 2026 Principal Executive Office Address	Number of Shares Owned	Percent of Total Capital Stock
Teachers Insurance and Annuity Association of America	730 Third Avenue, New York, NY, 10017	7,190	11.22%
Citibank, N.A.	388 Greenwich Street, New York, NY, 10013	6,804	10.61
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	6,276	9.79
Metropolitan Tower Life Insurance Company	One MetLife Way, Whippany, NJ, 07981	724	1.13
		7,000	10.92
Flagstar Bank, National Association	102 Duffy Avenue, Hicksville, NY, 11801	4,290	6.69
Morgan Stanley Private Bank, National Association	2000 Westchester Avenue, Purchase, NY,10577	3,650	5.69
Equitable Financial Life Insurance Co.	1290 Avenue of the Americas, New York, NY, 10104	3,227	5.03
Manufacturers and Traders Trust Company	One M & T Plaza, Buffalo, NY, 14203	3,223	5.03
		35,385	55.19%

Federal Home Loan Bank of New York
Notes to Financial Statements

Name of Beneficial Owner	December 31, 2025 Principal Executive Office Address	Number of Shares Owned	Percent of Total Capital Stock
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	6,276	11.58%
Metropolitan Tower Life Insurance Company	One MetLife Way, Whippany, NJ, 07981	724	1.34
		7,000	12.92
Flagstar Bank, National Association	102 Duffy Avenue, Hicksville, NY, 11801	4,969	9.17
Citibank, N.A.	388 Greenwich Street, New York, NY, 10013	4,556	8.41
Teachers Ins. & Annuity Assoc of America	730 Third Avenue, New York, NY, 10017	3,753	6.93
Equitable Financial Life Insurance Co.	1290 Avenue of the Americas, New York, NY, 10104	3,227	5.96
Goldman Sachs Bank USA	200 West Street, New York, NY, 10282	2,975	5.49
		26,480	48.88%

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures: An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision, and with the participation, of the Bank’s  President and Chief Executive Officer Randolph C.
Snook, and Senior Vice President and Chief Financial Officer Kevin M. Neylan. Based on this evaluation, they collectively concluded that, as of December 31, 2025, the Bank’s disclosure controls and procedures were effective at a reasonable level of assurance in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the
Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Senior Vice President and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
(b)Changes in Internal Control Over Financial Reporting: There were no changes in the Bank’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Act) during the Bank’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Bank’s internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm
thereon are set forth in Part II, Item 8 of the Annual Report on this Form 10-K and incorporated herein by reference.
Item 9B.    Other Information.
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III.
Item 10.    Directors, Executive Officers and Corporate Governance.
2025 and 2026 Board of Directors
In General
The Board of Directors (“Board”) of the Federal Home Loan Bank of New York (“Bank”) is composed of Member Directors and nonmember Independent Directors. Each year, the Federal Housing Finance Agency (“Finance Agency” or “FHFA”), as required under the Federal Home Loan Bank Act, designates the total number of director positions for the Bank for the following year. Until
2026, Member Director positions were allocated on a  pro rata based on the number of shares of capital stock required to be held by the members in each of the two states (New York and New Jersey) and Puerto Rico and U.S. Virgin Islands as of December 31st of
the preceding calendar year (the ‘record date’), with at least one Member Director position allocated to Puerto Rico and U.S. Virgin
Islands, and at least four Member Director positions allocated to New Jersey and to New York. Of the Member Director positions designated by the Finance Agency for 2025, one was allocated to Puerto Rico and U.S. Virgin Islands, four were allocated to New
Jersey, and six were allocated to New York. By July 2025 FHFA order ("FHFA Board Order") the same number (one seat) of Member
Director positions were allocated to Puerto Rico and U.S. Virgin Islands; however, two Member Director positions were eliminated in
New York leaving New York with four Member Director seats in 2026. By law, the Independent Director positions on the Board must be at least two-fifths of the number of Member Director positions. The Finance Agency designated eight Independent Director positions for 2025. As a result of the FHFA Board Order, the Finance Agency designated six Independent Director positions for 2026.
All individuals serving as Bank Directors must be United States citizens.
Member Directorships
A Member Directorship may be held only by an officer or director of a member institution that is located within our district and that meets all minimum regulatory capital requirements. There are no other qualification requirements for Member Directors apart from the foregoing.
Member Directors are elected by our stockholders in, respectively, New York, New Jersey, Puerto Rico and the U.S. Virgin Islands.
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
Independent Directorships
In contrast to the requirements pertaining to Member Directorships, an Independent Directorship may, per FHFA regulations, be held only by an individual who is a bona fide resident of our district, who is not a director, officer, or employee of a member institution or of any person that receives advances from us, and who is not an officer of any FHLBank. At least two of the Independent Directors must be “Public Interest” Independent Directors. Public Interest Independent Directors, as defined by Finance Agency regulations, are
Independent Directors who have at least four years of experience representing consumer or community interests in banking services, credit needs, housing or consumer financial protection. Pursuant to Finance Agency regulations, each Independent Director must either satisfy the aforementioned requirements to be a Public Interest Independent Director, or have knowledge or experience in one or more of the following areas: auditing and accounting, derivatives, financial management, organizational management, project development, risk management practices, and the law.

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
Information Table
The following table sets forth information regarding each of the directors who served on our Board during the period from January 1,
2025 through the date of this annual report on Form 10-K. Footnotes are used to specifically identify: (i) one incumbent Independent
Director (Ms. Thomas) whose term was set to expire at the end of 2025 and who was re-elected by the Bank’s districtwide membership to serve again on the Board commencing on January 1, 2026; (ii) one incumbent Puerto Rico and U.S. Virgin Islands
Member Director (Mr. Fernández) whose term was set to expire at the end of 2025 and who was re-elected to serve again on the Board commencing on January 1, 2026; (iii) one New Jersey Member Director (Mr. Hanrahan) who was elected to serve on the Board commencing on January 1, 2026; (iv) one incumbent New York Member Director (Mr. Turner) whose term was set to expire at the end of 2025 but whose seat was eliminated by the FHFA Board Order effective December 31, 2025; (v) one incumbent New York
Member Director (Mr. Nasca) whose term was set to expire at the end of 2026 but whose seat was eliminated by the FHFA Board
Order effective December 31, 2025; (vi) one incumbent Independent Director (Ms. Reid) whose term was set to expire at the end of
2028 but whose seat was eliminated as a result of the FHFA Board Order effective December 31, 2025; and (vii) two Independent
Directors (Mr. Kilbourne and Ms. Maloney) who served as Public Interest Independent Directors.

Following the table is biographical information for each Director.
No Director has any family relationship with any other FHLBNY Directors or executive officers. In addition, no Director or executive officer has an involvement in any legal proceeding required to be disclosed pursuant to Item 401(f) of Regulation S-K.

Director Name	Age as of 3/20/2026	Bank Director Since	Start of Most Recent Term	Expiration of Most Recent Term	Represents Bank Members in	Director Type
Christopher P. Martin (2026 Chair)	69	1/2015	1/1/23	12/31/26	NJ	Member
Stephen S. Romaine (2026 Vice Chair)	61	1/2019	1/1/25	12/31/28	NY	Member
Larry E. Thomson (2025 Chair)	75	1/2014	1/1/22	12/31/25	Districtwide	Independent
David J. Nasca (2025 Vice Chair) (a)	68	1/2015	1/1/23	12/31/26	NY	Member
Melba I. Acosta	59	1/2023	1/1/23	12/31/26	Districtwide	Independent
Jose R. Fernández (b)	63	7/2024	1/1/26	12/31/29	PR & USVI	Member
Robert M. Fisher	58	1/2024	1/1/24	12/31/27	NY	Member
David J. Hanrahan (c)	56	1/2026	1/1/26	12/31/29	NJ	Member
David R. Huber	62	1/2019	1/1/23	12/31/26	Districtwide	Independent
Thomas J. Kemly	68	1/2021	1/1/25	12/31/28	NJ	Member
Charles E. Kilbourne	53	1/2019	1/1/25	12/31/28	Districtwide	Independent*
Steven M. Klein	60	7/2024	1/1/25	12/31/28	NY	Member
Carolyn B. Maloney	80	1/2024	1/1/24	12/31/27	Districtwide	Independent*
Gerald L. Reeves	71	1/2022	1/1/22	12/31/25	NJ	Member
Ghillaine A. Reid (d)	56	1/2025	1/1/25	12/31/28	NY	Independent
Ira Robbins	51	1/2023	1/1/23	12/31/26	NJ	Member
Josie J. Thomas (e)	67	1/2022	1/1/26	12/31/29	Districtwide	Independent
Anders M. Tomson	59	1/2024	1/1/24	12/31/27	NY	Member
William J. Turner, Jr. (f)	46	7/2024	7/9/24	12/31/25	NY	Member
Ángela Weyne	82	9/2017	1/1/24	12/31/27	Districtwide	Independent
(a)Director Nasca’s term as a Member Director was set to expire on December 31, 2026; however, his Director seat was eliminated by the FHFA Board Order effective December 31, 2025.
(b)The Bank announced on November 19, 2025 that Director Fernández was re-elected by the Bank's Puerto Rico and U.S. Virgin
Islands membership to serve as a Puerto Rico and U.S. Virgin Islands Member Director for a four-year term commencing on
January 1, 2026.
(c)The Bank announced on November 19, 2025 that Director Hanrahan was elected by the Bank's New Jersey membership to serve as a New Jersey Member Director for a four-year term commencing on January 1, 2026.
(d)Director Reid's term as an Independent Director was set to expire on December 31, 2028; however, her Director seat was eliminated as a result of the FHFA Board Order effective December 31, 2025.
(e)The Bank announced on November 19, 2025 that Director Thomas was re-elected by the Bank's districtwide membership to serve as an Independent Director for a four-year term commencing on January 1, 2026.
(f)Director Turner's initial term as a Member Director was set to expire on December 31, 2025; however, his Director seat was eliminated by the FHFA Board Order effective December 31, 2025.
*These Independent Directors (Kilbourne and Maloney) have served as Public Interest Independent Directors throughout the entire course of their service covered by this table.

Mr. Martin (Chair as of January 1, 2026) is, as of January 1, 2022, Executive Chairman of Provident Financial Services, Inc. and of
its subsidiary and FHLBNY member Provident Bank, New Jersey’s oldest state-chartered bank. He was first elected as Chairman in
2010, served as Chief Executive Officer from 2009 until December 31, 2021, and served as President from 2004 through mid-2020.
He has been in the banking industry for over 40 years. Mr. Martin previously served as president and chief executive officer of First
Sentinel Bancorp, Inc., which was acquired by Provident Financial Services, Inc. in July 2004. Prior to his banking career, Mr. Martin worked for Johnson & Johnson in inventory control and as a financial analyst. Mr. Martin previously served on the board of directors of the New Jersey Bankers Association. In addition, he served on the Federal Reserve Community Depository Institutions Advisory
Council. He was a member of the Government Relations Council of the American Bankers Association. He also dedicates much of his spare time helping to improve the community. Mr. Martin is a vice president of The 200 Club of Middlesex County, which provides financial assistance and scholarships to families of law enforcement, fire and public safety officials. He serves as Vice Chairman of the board of trustees and the executive, advancement and investment committees of Elon University. Mr. Martin volunteers at local food pantries and Habitat for Humanity build sites. He also spends time teaching financial literacy to high school students at inner city schools. Mr. Martin is president of The Provident Bank Foundation, which, since its founding in 2003, has provided more than $32 million in grants for programs focusing on community enrichment, education, and health, youth and families in New Jersey and
Pennsylvania. Mr. Martin has been honored for his philanthropic endeavors as a recipient of the New Jersey State Governor’s
Jefferson Awards for Public Service, has been honored by the National MS Society, the American Jewish Committee, The Scholarship
Fund for Inner-City Children, Habitat for Humanity, Boys and Girls Club of America, and Project Live. Mr. Martin received a bachelor’s degree in accounting and business from Elon University and holds an MBA from Monmouth University.
Mr. Romaine (Vice Chair since January 1, 2026) currently serves as Chair and Chief Executive Officer of FHLBNY member
Tompkins Community Bank (“TCB”) and has served as Director, President and Chief Executive Officer of TCB’s holding company,
Tompkins Financial Corporation (“TFC”), since January 2007. TCB retained the charter of member Tompkins Trust Company
(“TTC”) and consolidated former members Tompkins Mahopac Bank (“TMB”) and Tompkins Bank of Castile (“TBOC”) in January
2022, each of what was wholly owned by TFC. At that time, he assumed the role of Chief Executive Officer of TCB and remained a
Director, later becoming Chair of TCB in April 2024. He also served as a Director of TMB from January 2003 and TTC and TBOC from January 2007, until their consolidation. He also chaired TTC from May 2014 until December 2021. Mr. Romaine currently serves on the Board of the New York Bankers Association, and served as its Chairman from March 2016 through March 2017. His current civic involvement includes service as a member of the Board of Directors of the Legacy Foundation of Tompkins County, with recent involvement on the boards of local Ithaca, NY educational and historical institutions.
Mr. Thompson (Chair through December 31, 2025) was Vice Chairman of The Depository Trust & Clearing Corporation (DTCC)
through the end of 2018, and previously served as the Chief Legal Officer/General Counsel of the firm since 2005. He has more than
30 years of experience as a senior executive in corporate law, risk management and regulatory affairs. In his role as DTCC Vice
Chairman, Mr. Thompson served as a senior advisor to DTCC and was responsible for all legal and regulatory activities of the company and its subsidiaries. He regularly interfaced with government and regulatory agencies on issues impacting the company. Mr.
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
Previously, he was a partner in the New York law firm of Lake, Bogan, Lenoir, Jones & Thompson. Mr. Thompson began his legal career at Davis Polk & Wardwell. Mr. Thompson previously served on the Board of Directors of New York Portfolio Clearing
(NYPC), a former joint venture derivatives clearinghouse owned by NYSE Euronext and DTCC. He also previously served on the
Board of Directors of LedgerX LLC, a digital currency futures and options exchange and clearinghouse. He is currently on the Board of Directors of Precision Aerospace Group, LLC. a digital currency futures and options exchange and clearinghouse He also serves on the Board of Professional Advisors of the firm Risk Toolbox, Inc. In addition, he also served as former Chairman of the Securities
Clearing Group and former Co-Chairman of the Unified Clearing Group. His memberships include the New York State Bar
Association; the New York County Lawyers’ Association; Association of the Bar of the City of New York; Business Executives for
National Security; and the Global Association of Risk Professionals. He is a former director of the Legal Aid Society of New York and a former director of The Studio Museum of Harlem. Mr. Thompson received his B.A. from Yale University and his J.D. from the
University of California at Berkeley. Mr. Thompson’s legal and regulatory and risk management experience, as indicated by his background described above, supported his qualifications to serve on our Board as an Independent Director. Mr. Thompson was a
member of the FHLBNY’s Board of Directors from January 2014 through December 31, 2025.

Mr. Nasca (Vice Chair through December 31, 2025), from December 2006 through May 2, 2025, served as President and Chief
Executive Officer and Director of Evans Bancorp, Inc. and FHLBNY member Evans Bank, N.A., a $2.2 billion nationally chartered community focused commercial bank. On May 2, 2025 Evans Bancorp, Inc. and Evans Bank, N.A. were acquired by FHLBNY member NBT Bancorp and NBT Bank, N.A. respectively at which time Mr. Nasca joined the NBT Bancorp Board of Directors. Prior to joining Evans, Mr. Nasca spent 11 years at First Niagara Financial Group with increasing executive responsibilities including;
Senior Vice President and Treasurer; President and CEO of its commercial banking subsidiary, Cayuga Bank, shortly after it was acquired by First Niagara, as well as Regional President in Central New York; and Executive Vice President of Strategic Initiatives,
where he was integrally involved in the development of strategic plans, implementation of First Niagara’s merger and acquisition efforts, and management of its enterprise-wide risk management program. In addition, Mr. Nasca’s experience includes executive positions with Chemical Bank, Goldome FSB, and Goldome Realty Corp. He earned his MBA in Finance from the State University of
New York at Buffalo and a BS in Management/Marketing from Canisius College. He is also involved in his community serving as a board member of the Canisius College Business Advisory Council of its Richard J. Wehle School of Business, Univera Healthcare, the
Buffalo Urban Development Corporation, Launch NY, a not for profit venture opportunity fund and CDFI, and Chairman of the Board of Brothers of Mercy, Inc., a Continuing Care Community. Mr. Nasca was a member of the FHLBNY’s Board of Directors from
January 2015 through December 31, 2025.
Ms. Acosta has served, since 2017, as Counsel at McConnell Valdés, LLC, specializing in corporate law, banking and financial institutions, commercial financing, mergers and acquisitions, reorganizations, governance, and public financing. She regularly advises national and local banks, broker-dealers, private equity funds, and other financial entities on complex corporate transactions and regulatory matters. Ms. Acosta’s public service experience includes serving as President of the Government Development Bank for
Puerto Rico (GDB) and as Secretary of the Department of the Treasury and Chief Public Finance Officer for the Commonwealth of
Puerto Rico from 2013 to 2016. During her tenure, she led efforts to restructure approximately $68 billion in public debt and provided testimony to Congress to support the passage of PROMESA, a federal law enabling Puerto Rico’s debt restructuring. She also chaired several boards and committees, including the GDB and its subsidiaries and the Economic Development Bank. From 2001 to 2004, Ms.
Acosta served as Director of the Office of Management and Budget and as the Commonwealth’s Chief Information Officer (CIO),
spearheading Puerto Rico’s first e-government transactions. She also served as the Government Authorized Representative before
FEMA. Earlier in her career, she was Chief of Staff to the Mayor of San Juan, overseeing the city’s finances, public works, housing, social services, and economic development. Ms. Acosta, a certified public accountant, attorney, and notary public, has held executive positions in banking, finance, and operations, including roles as Executive Vice President, Chief Financial Officer, Chief
Administrative Officer, and Corporate Risk Manager at a financial holding company encompassing commercial banking, mortgage, insurance, and investment entities. She managed banking and securities regulatory matters, including privacy, information security, regulatory examinations, anti-money laundering, asset quality, and financial restatements. She also served on ALCO, Investment, Risk
Management, and Executive Committees. She began her career as a tax consultant with Price Waterhouse. Beyond her professional roles, Ms. Acosta has been actively involved in nonprofit and cultural organizations. She has been a member of the Board of Trustees of the Museum of Art of Puerto Rico for over 15 years, serving as Chair and currently as Treasurer. She is also a member of the Board of Directors of Fundación Luis Muñoz Marín, Centros Sor Isolina Ferre and Hospital La Concepción and a former board member of
United Way Puerto Rico, where she chaired the Audit Committee. Additionally, she is an Academic Numerary of the Academia
Puertorriqueña de Jurisprudencia y Legislación de Puerto Rico. Ms. Acosta holds a Bachelor of Business Administration with an accounting major and a Juris Doctor, both magna cum laude, from the University of Puerto Rico, Río Piedras. She also earned a
Master of Business Administration from Harvard Business School. Her experience in law, as well as in auditing and accounting, financial management, organizational management, project management, and risk management, as indicated by her background described above, support her qualifications to serve on our Board as an Independent Director.

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
Mr. Fisher is Chairman, President and Chief Executive Officer of Tioga State Bank, N.A., an FHLBNY member, and its holding company, TSB Services, Inc. A fifth-generation community banker, Mr. Fisher began working at Tioga State Bank during the summers of high school and college. He has worked in the bank full time in various positions since 1992, after returning from service in the United States Air Force as a navigator, and became President and CEO in 2003. In addition to his work at the bank, Mr. Fisher has committed himself to advocacy on behalf of the community banking industry as an engine of local prosperity. He previously served as chairman of the Independent Community Bankers of America (ICBA) in 2021 and 2022 and continues to serve the organization in numerous leadership roles. He is a member of their Board of Directors, and Federal Delegate Board. He serves on a number of other committees, including the Nominating, Policy Development, ThinkTECH Selection,  and FHLB Taskforce
committees. Mr. Fisher testified before Congress on behalf of ICBA on three occasions between 2017 and 2021 on issues of importance to the industry, including regulatory relief and the Paycheck Protection Program. As a member of ICBA’s FHLB Task
Force, Mr. Fisher was active in developing and articulating the group’s policy toward the Federal Home Loan Banks. In addition to
ICBA, Mr. Fisher has been active at the state level as a current board member and past chairman of the Independent Bankers
Association of New York State. He has served on the New York Bankers Association Board of Directors and chaired committees, including the Retail and Small Business Committee and New York Bankers Service Corporation. Mr. Fisher also served on the New
York State Banking Board from 2007 to 2011. In addition to his banking affiliations, Fisher was a recent chairman of the Lourdes
Ascension Hospital in Binghamton, NY, and is a current board member of The Guthrie Clinic in Sayre, PA. He sits on the board and audit committee of Pursuit, formerly known as the New York Business Development Corporation. Mr. Fisher also founded and serves as President of the TSB Foundation, a charitable foundation dedicated to supporting organizations that improve quality of life in the communities of the Southern Tier of New York and northern Pennsylvania. Mr. Fisher holds a BS in Finance from the University of
Notre Dame and is a graduate of the Stonier Graduate School of Banking.
Mr. Hanrahan is President and CEO of FHLBNY member Century Savings Bank, a mutual institution headquartered in Vineland,
New Jersey.  He has been a community banker in South Jersey for more than 35 years.  Prior to joining Century in 2020, Mr.
Hanrahan was the founding President and CEO of Capital Bank of New Jersey from its 2006 beginning as a de novo in organization to its sale to OceanFirst Bank in 2019.  Prior to Capital, he spent 16 years at The Bank of Gloucester County, now part of Fulton
Financial Corporation. Mr. Hanrahan is Vice-Chairman of the ABA Foundation Board, and he serves on the Boards of Directors of two New Jersey Bankers Association-affiliated organizations, Bankers Cooperative Group, Inc. and NJBankers Business Services. He
is also a member of the Federal Reserve Bank of Philadelphia’s CDIAC.  In the past he has served as a member of the FDIC’s
Advisory Committee on Community Banking, the FDIC’s Subcommittee on Supervision Modernization, the Board of Atlantic
Community Bankers Bank, the Rutgers University School of Business - Camden Dean’s Leadership Council, and the ABA
Community Bankers Council.  Mr. Hanrahan is past Board President of the Cumberland County Habitat for Humanity and past
Chairman of the ABA Community and Economic Development Committee. He is a member of the Vineland Rotary Club, of The CEO
Group and of Tenth Presbyterian Church in Philadelphia.  Mr. Hanrahan holds a B.S. in Accounting from Rutgers University School of Business - Camden. He is also a graduate of the American Bankers Association’s (ABA’s) Stonier Graduate School of Banking.
Mr. Hanrahan has been a speaker at numerous professional events, including those hosted by the FDIC, the Federal Reserve Bank of
St. Louis, the Conference of State Bank Supervisors, Rutgers University, and Habitat for Humanity International.

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
Mr. Klein has served as President & CEO since 2017, and Chairman, President & CEO since 2021, of FHLBNY member Northfield
Bank (Northfield), whose home office is in Staten Island, New York. Mr. Klein is responsible for leading strategic planning and execution related to lending, deposit gathering, technology deployment, risk management, customer and employee experience, and branding. He is a member of the New York Bankers Association, and previous member of the ABA Government Relations Council and ABA Community Bankers Council. Mr. Klein also is a board member of the New Jersey Bankers Association and past Chair. He is the President and a Trustee of the Northfield Bank Foundation, whose mission is to promote charitable purposes within the communities Northfield operates, focusing its efforts on projects to support education, health and human services, youth programs, and affordable housing. Mr. Klein also serves as a Director and Executive Committee member of the Staten Island Economic
Development Corporation, a Director of the Brooklyn Chamber of Commerce, and a Trustee, Executive Committee Member and
Audit Chair of the Richmond University Medical Center. He is a Certified Public Accountant, and a member of the AICPA. Mr. Klein earned a Bachelor of Science degree in Business Administration from Montclair State University.

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
Mr. Reeves currently serves as a Director of Sturdy Savings Bank, where he retired as President and CEO on January 9, 2023.  Prior to his appointment to the position of President and CEO in 2008, Mr. Reeves held various positions since joining Sturdy Savings Bank in 1991, including Chief Operating Officer, Executive Vice President, Senior Loan Officer, Director of Commercial Lending and
Senior Vice President.  He has worked in the banking industry for 42 years in Southern New Jersey.  Prior to joining Sturdy Savings
Bank, Mr. Reeves was a regional vice president of Commercial Lending for Chemical Bank, NJ.  He served the New Jersey Bankers
Association in many capacities including as a Committee Chairperson, a Member of the Board of Directors, a Member of the
Executive Committee, as well as serving two one-year terms as the Chairman of the Board.  Mr. Reeves served one term as a member of the CDIAC Committee of the Federal Reserve Bank of Philadelphia.  His community service includes 27 years on the Board of
Education of the West Cape May Elementary School district, 42 years as a member of the Kiwanis Club of Cape May, 12 years as a member of the Cape Regional Hospital Foundation Board and 25 years as a member of the Cape May County Fishing Loan Council.
He is a graduate of the University of Delaware, with a Bachelor’s of Science Degree in Financial Management, and he earned an MBA from Monmouth University. Mr. Reeves was a member of the FHLBNY’s Board of Directors from January 2022 through December
31, 2025.

Ms. Reid has, since 2019, been a partner in Troutman Pepper Locke LLP’s White Collar Group and, within that group, she co-chairs the law firm’s Securities Regulatory, Litigation & Investigations team. She focuses her practice on government and securities regulatory investigations, financial services litigation, commercial litigation, and corporate compliance. Drawing on her experience in government service and private practice, Ms. Reid regularly represents corporations and individuals in investigations conducted by the
Securities & Exchange Commission, the Department of Justice, the Financial Industry Regulatory Authority, and other government and regulatory agencies. Ms. Reid has successfully defended several high-profile SEC investigations and enforcement proceedings involving a wide range of significant issues, including insider trading, accounting fraud, market manipulation, and broker-dealer sales practice violations. Prior to entering private practice, Ms. Reid was a branch chief and staff attorney in the New York Regional office of the Securities & Exchange Commission’s Division of Enforcement, where she investigated and litigated a wide range of securities enforcement matters. Ms. Reid also represents clients in complex financial services and commercial litigation matters, in both federal and state courts. She has achieved favorable outcomes in cases involving fraud, breach of contract, breach of fiduciary duty, misrepresentation, and tortious interference. She has also successfully defended clients in large scale arbitration proceedings, both through the Financial Industry Regulatory Authority and the American Arbitration Association. She received her B.A. (in 1992) and
J.D. (in 1995) degrees from Boston University. Ms. Reid was a member of the FHLBNY's Board of Directors from January through
December 31, 2025.
Mr. Robbins is the Chairman and Chief Executive Officer of Valley National Bank (NASDAQ: VLY). He joined Valley in 1996 as part of the Bank’s Management Associate Program and has grown alongside the company. From college student to thought leader, his nearly 30-year career at Valley has seen him through several key positions, where his invaluable contributions have helped shape
Valley’s growth and success. As CEO, Mr. Robbins has led Valley into the future while keeping true to the company’s roots as a local bank. In an ever-evolving digital and mobile world, Mr. Robbins and the rest of Valley’s leadership team strive to create a client-
centric organization that delivers stronger and faster relationship-driven outcomes. His vision for success is building a purpose-driven organization that embraces innovation, prioritizes clients, promotes social responsibility, and empowers Valley’s associates. Mr.
Robbins earned his Bachelor of Science degree in Finance and Economics from Susquehanna University, his MBA in Finance from
Pace University, and is a graduate of Stonier Graduate School of Banking. He is a formerly licensed Certified Public Accountant in
New Jersey. Mr. Robbins serves on the board of the Federal Home Loan Bank of New York (FHLBNY), the Mid-Size Bank Coalition
(MBCA), and the New Jersey Bankers Association. He previously served on the board of the American Bankers Association and the
New York Bankers Association. He also serves on the board of the Jewish Vocational Service of MetroWest NJ (JVS). Mr. Robbins
takes great pride in community outreach and is an active supporter of several other philanthropic organizations in his community as well.
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

Mr. Tomson has been President and Chief Executive Officer of FHLBNY member Chemung Canal Trust Company (CCTC) and its holding company Chemung Financial Corporation (CFC) since December, 2016. From July 2015 to December 2016, Mr. Tomson
held the title of President and Chief Operating Officer of the bank. From 2010 to November 2016, he also served in the role of
President of Capital Bank, and was instrumental in facilitating the 2011 merger and integration of Capital Bank by CCTC and its market penetration into the Capital Region of the State. Mr. Tomson leads the CCTC Executive Management Team and is a Director on the boards of CCTC and Chemung Financial Corporation, the bank’s parent holding company. CCTC, headquartered in Elmira, is
New York State’s oldest locally-owned and managed community bank. Founded in 1833, CCTC is a full-service financial institution, with over 330 employees working from 30 offices in 14 New York counties and Bradford County, PA. CCTC also provides a full-
service Wealth Management division. CCTC is the wholly owned subsidiary of Chemung Financial Corporation, a publicly traded corporation (Nasdaq: CHMG). CFC is also the parent of both CFS Group, Inc., a financial services subsidiary offering non-traditional services including mutual funds, annuities, brokerage services, tax preparation services and insurance, and CCTC Funding Corp., a real estate investment trust. Prior to joining CCTC and Capital Bank, Mr. Tomson was the Division Executive for commercial real estate in New York State for RBS Citizens Bank. Mr. Tomson began his commercial real estate lending career for the Community
Preservation Corporation (CPC) where he last served as Senior Vice President and Regional Director. A certified Community
Development Financial Institution (CDFI), CPC is a New York City based not-for profit affordable housing and community revitalization finance company. Throughout his career, Mr. Tomson has been very involved in healthcare, economic and community development initiatives throughout New York State. Currently, Mr. Tomson is involved in board or advisory capacities with The
Independent Bankers Association of New York State, New York Bankers Association, Capitalize Albany Corporation and the Albany
Medical Center. He graduated from Cornell University with a Bachelor of Arts in 1989.
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
As a father of two active children, he can be found many nights and weekends on the soccer pitch or lacrosse field watching and/or coaching sports. Mr. Turner received his undergraduate degree from Syracuse University and his MBA from Columbia Business
School. Mr. Turner was a member of the FHLBNY's Board of Directors from July 2024 through December 31, 2025.
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

Information about our Executive Officers
The following sets forth the executive officers of the FHLBNY who, unless otherwise specifically noted in the below footnotes, served during the period from January 1, 2025 through the date of this annual report on Form 10-K. We have determined that our executive officers are those officers who are members of our internal Management Committee. All officers are “at will” employees and do not serve for a fixed term.

Executive Officer	Position held as of 3/20/26	Age as of 3/20/2026	Employee of Bank Since	Management Committee Member Since
Randolph C. Snook (a)	President & Chief Executive Officer (“CEO”)	65	02/01/25	02/01/25
José R. González (b)	Senior Advisor to the President and CEO	71	10/15/13	10/15/13
Stephen C. Angelo (c)	Senior Vice President, Chief Audit Officer	58	09/22/08	07/12/16
Mark Dankenbrink (d)	Senior Vice President, Chief Audit Officer	50	03/29/10	09/01/25
Vikram S. Dongre	Senior Vice President, Chief Capital Markets Officer	50	02/22/16	07/15/23
Adam S. Goldstein	Senior Vice President, Chief Business Officer	52	07/14/97	03/20/08
Donna Gordon (e)	Senior Vice President, Chief Legal Officer (Ethics Officer)	58	01/22/26	01/22/26
Kevin M. Neylan (f)	Senior Vice President, Chief Financial Officer	68	04/30/01	03/31/04
Shatayu P. Pandya	Senior Vice President, Chief Risk Officer	50	02/27/17	12/15/23
Michael L. Radziemski	Senior Vice President, Chief Information Officer	64	07/15/19	01/01/20
Michael A. Volpe (g)	Senior Vice President, Head of Bank Operations	58	12/22/86	10/01/19
Jonathan R. West (h)	Senior Vice President, Chief of Staff and Senior Advisor to the President and CEO	69	05/01/15	05/01/15

(a)Became FHLBNY President & CEO, 2/1/25.
(b)Served as FHLBNY President & CEO, through and until 1/31/25; became Senior Advisor to the President and CEO 2/1/25 until his retirement on 4/4/25.
(c)Served as Chief Audit Officer until he retired on 4/11/25.
(d)Served as Interim Chief Audit Officer as of 4/11/25 until he was appointed Chief Audit Officer effective 9/1/25.
(e)Became Chief Legal Officer and Ethics Officer on 1/22/26.
(f)Announced in an 8-K filed on 11/24/25 his retirement effective 4/10/26.
(g)Left FHLBNY employment on 7/25/98; rehired on 10/23/06.
(h)Served as Chief Legal Officer and Ethics Officer until 1/22/26 where he became Chief of Staff and Senior Advisor to the President and CEO.

Mr. Snook has served as President and Chief Executive Officer of the Federal Home Loan Bank of New York since the beginning of
February 2025. Prior to joining the FHLBNY, he served as the Chief Executive Officer of the Office of Finance starting in January
2019. Mr. Snook has more than three decades of experience in the securities industry. From August 2005 to December 2018, he served as the Executive Vice President of Business Policies & Practices for the Securities Industry and Financial Markets Association
(SIFMA), where he was responsible for overseeing SIFMA’s three U.S. business groups - Capital Markets, Private Client, and Asset
Management - as well as Technology and Operations, Research, and Member Engagement. Prior to joining SIFMA, Mr. Snook held several senior positions at Goldman Sachs, including co-head of the Credit Capital Markets New Issue Desk and co-head of the
Corporate Bond Business Unit. Mr. Snook serves on the Council of Federal Home Loan Banks, the Board of Directors of the Pentegra
Defined Benefit Plan for Financial Institutions, and the Board of Directors of the Office of Finance. He is also a member of the
Resolution Funding Corporation Directorate. Mr. Snook holds a B.S. in Civil Engineering and an M.B.A., both from Rensselaer
Polytechnic Institute.
Mr. González was appointed President and Chief Executive Officer of the Federal Home Loan Bank of New York on April 2, 2014
and he served in this role through the beginning of February, 2025, at which time he became Senior Advisor to new President and
Chief Executive Officer Randolph C. Snook. He  served in that new role through and until April 4, 2025. Mr. González joined the
FHLBNY on October 15, 2013, as Executive Vice President and Chief Operating Officer. Mr. González served as Vice Chairman of the Board of Directors of the FHLBNY from 2008 through 2013, and as an elected industry director from 2004 through 2013. Prior to joining the FHLBNY, he served as Senior Executive Vice President, Banking & Corporate Development for OFG Bancorp (formerly
Oriental Financial Group, Inc.). From August of 2016 to August of 2020, Mr. González served as a member of the Oversight Board created by the Puerto Rico Oversight, Management, and Economic Stability Act (“PROMESA”) of 2016. Mr. González was a member of the Board of Directors of Santander BanCorp (“Santander”), a bank holding company, from 2000 to 2010. From 2002 to 2008, he was Vice Chairman of the Board, President and CEO of Santander. After joining Santander in 1996 as President and CEO of its securities broker dealer, Mr. González was named Senior Executive Vice President and Chief Financial Officer of the holding company in 2001. Mr. González began his career in banking in the early 1980s as Vice President, Investment Banking, for Credit
Suisse First Boston (“CSFB”) and, from 1989 through 1995, served as President and CEO of CSFB’s Puerto Rico operations. He served as President and CEO of the Government Development Bank for Puerto Rico, a government instrumentality that acts as the
Commonwealth’s fiscal agent, from 1986 to 1989. He is a past President of both the Puerto Rico Bankers Association and the
Securities Industry Association of Puerto Rico. Mr. González holds a B.A. in Economics from Yale University and M.B.A. and Juris
Doctor degrees from Harvard University.
Mr. Angelo joined the Bank as Chief Audit Officer in September 2008 and served in that role until April 11, 2025. As Chief Audit
Officer, he managed the activities of the Internal Audit Department, which provides independent, objective assurance and consulting services designed to add value and improve the Bank’s operations. He was also responsible for providing support to the Audit
Committee of the Bank’s Board of Directors, in connection with matters related to internal controls. During his tenure with the Bank,
Mr. Angelo was appointed as a non-voting member to the Management Committee in July 2016. Mr. Angelo holds an M.B.A. in
Finance and a B.S. in Accounting, both from New York University’s Stern School of Business. He is a Certified Public Accountant
(“CPA”) and is a member of the American Institute of CPAs and the New York State Society of CPAs as well as the Institute of
Internal Auditors. Mr. Angelo began his career as an associate auditor with Coopers & Lybrand, and then held positions of increasing responsibilities in internal audit roles at Bankers Trust Company and Bear, Stearns & Co.
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
Mr. Dankenbrink has served as the Bank’s Chief Audit Officer since September 1, 2025. He joined the Bank in March 2010. In his current role, he oversees the Internal Audit Department, which provides independent, risk-based, and objective assurance, advice, and insight. He also provides support to the Audit Committee of the Bank’s Board of Directors with respect to matters involving internal controls. Mr. Dankenbrink is a non‑voting member of the Bank’s Management Committee. Before joining the Bank, Mr. Dankenbrink began his career as an auditor with the Bank of New York and subsequently held internal audit positions of increasing responsibility at
Bear, Stearns & Co. and Credit Suisse. Mr. Dankenbrink holds a B.S. in Accounting from Providence College. He is a Certified
Internal Auditor (CIA), Certified Information Systems Auditor (CISA), Certified in Risk Management Assurance (CRMA), and
Certified Financial Services Auditor (CFSA).  Mr. Dankenbrink is a member of the Institute of Internal Auditors and the Information
Systems Audit and Control Association.

Mr. Goldstein is the Chief Business Officer at the FHLBNY. In this role, Adam leads the Bank’s Business Lines and co-leads the
Corporate Strategy. Since joining the FHLBNY in June 1997, Adam created departments including Marketing and Corporate Events,
Membership and Research, the Member Service Desk, the Mortgage Asset Program (MAP®), The Office of Credit Lending as well as the evolved the Bank’s Corporate Strategy. He also leads the Bank’s Community Investment and Affordable Housing Program. He
sits on the FHLBNY’s Executive Management Committee (circa 08’), Asset-Liability Management Committee, and Disclosure
Committee. Adam manages the Member Regulatory Outreach Program and leads all major new business activities such as the creator of the MAP® program, the Letters of Credit programs as well as the innovation of numerous housing and community development products/programs and the development of advanced technologies.  He is the creator of the Bank’s Leadership Framework, the
Executive sponsor of the Internship Program, manages the Corporate Financial Literacy program, is a Corporate Mentor and the steward of Corporate Charitable Contribution Program. At the national FHLBank System level, Adam was selected by the FHLBank
President’s Council (BPC) to represent the System on the National Housing Conference Residential Property Insurance Collaborative
and also selected by the BPC to be the Chairman of the FHLBank System Large Member Lending Task Force (f.k.a. Globally
Systemic Important Banks Task Force). He was the Chairman of the FHLBank System In-District Regulatory Outreach Committee,
previously led the ESG Bond Issuance Task Force with the Office of Finance, participated in the System-Wide Data Governance Task
Force, was past Chairman and creator of the FHLBank System Sales and Marketing Committee and is the Office of Finance “guest lecturer” for Lunch and Learn training sessions on behalf of the System. Adam serves on the American Fintech Council and is a member of their Community Advisory Board. He was also on the Board of Trustees and Chairman of the Finance Committee, as well as Chairman of the Audit Committee for the Kennedy Children Center. Adam received his bachelor’s degree from the State University of New York at Oneonta, holds an MBA in Financial Marketing from Binghamton University, and an additional five post-graduate certifications in business and management excellence from Harvard University, Columbia University, New York University, Cornell
University, and The New York Institute of Finance.
Ms. Gordon joined the FHLBNY as its Chief Legal Officer in January 2026. In this role, she oversees the Bank’s Legal, Human
Resources, Corporate Secretary and Government and Bank Relations functions. She also serves as one of the Bank’s Ethics Officers.
Prior to joining the Bank, Ms. Gordon most recently served as Managing Director and Global Head of Regulatory Response and
Oversight at Citigroup Inc., where she led a team of more than 50 professionals managing regulatory submissions and interactions with banking regulators and corporate boards. Previously, she served as Vice President of Enterprise Legal Risk and Business, Risk
and Controls Management for USAA. Ms. Gordon also served as Senior Vice President and Deputy General Counsel for HSBC Bank
USA, N.A., and for eight years was a litigation/investigation Partner at Dewey & LeBouef LLP and Reed Smith LLP. She earned a JD degree from Fordham University and a BS degree in Management and Psychology from Rutgers University.
Mr. Neylan became Chief Financial Officer (CFO) on March 30, 2012. Mr. Neylan is responsible for overseeing the Bank’s
Accounting, Management Reporting and Strategic Planning functions. He has held several positions with strategic planning, finance and administrative responsibilities since joining us in April 2001. Immediately prior to becoming the CFO, Mr. Neylan was the Head of Strategy and Finance, and served as the Head of Strategy and Business Development from January 2009 through December 2011.
Mr. Neylan had approximately twenty years of experience in the financial services industry prior to joining the Bank, and was previously a partner in the financial services consulting group of one of the Big Four accounting firms. He holds a M.S. in corporate strategy from the MIT Sloan School of Management and a B.S. in management from St. John’s University (NY).
Mr. Pandya is the Chief Risk Officer of the FHLBNY and oversees enterprise risk management which includes Bank wide management of Financial, Credit, Collateral, Model, Operational, Compliance, Technology, AI and Regulatory Risks. Shatayu joined the Bank in 2017 as VP/Director of Financial Risk Management was promoted to First VP/Director of Financial Risk Management and Credit Risk Analytics in January of 2020, and became the Acting Risk Officer in December of 2023. His pre-FHLBNY experience included senior roles as a risk manager on trading desks at Deutsche Bank, JP Morgan, and CitiBank with a specialization in securitized, complex credit and rates products in G10 and Emerging Markets. Shatayu also has deep experience with Trading and Risk
Technology, Model Risk Management and Risk Governance, CCAR, DFAST, Volcker, and Basel Market/Liquidity Risk regulations.
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
Mr. Volpe was named Senior Vice President and Chief Bank Operations Officer in April 2022. In this role, he directs and oversees several functions, including Bank Operations comprised of Credit and Collateral Operations, Correspondent Services, Custody and
Pledging Services, Business Process and Project Support, and Electronic Payments. Additionally, he served as Interim Community

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
Mr. West currently serves as Senior Vice President and Chief of Staff/Senior Advisor to the Bank President as of January 22, 2026.
Previously, Mr. West served as Senior Vice President, Chief Legal Officer for the Bank from May 1, 2015 through January 21, 2026.
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
Audit Committee
The Audit Committee of our Board of Directors is primarily responsible for overseeing the services performed by our independent registered public accounting firm and internal audit department, evaluating our accounting policies and its system of internal controls and reviewing significant financial transactions. For the period from January 1, 2025 through the date of the filing of this annual report on Form 10-K, the members of the Audit Committee included: David R. Huber (Chair), Steven M. Klein (Vice Chair starting January
1, 2026), Thomas J. Kemly (Vice Chair through December 31, 2025), Melba I. Acosta, Robert M. Fisher, David J. Hanrahan
(commencing January 1, 2026), Gerald L. Reeves (through December 31, 2025), Ghillaine A. Reid (through December 31, 2025) and
Anders M. Tomson.
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

ITEM 11.    EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
I.Introduction
This section describes and analyzes the Bank’s 2025 compensation program for our “named executive officers” (“NEOs”). Our NEOs include our chief executive officer, chief financial officer and other most highly compensated executive officers who were serving as
Executive Officers on December 31, 2025. The Bank’s NEOs during 2025 have been identified as: 1) José R. González (President and
Chief Executive Officer through January 2025, where in transition to retirement he assumed the role as Senior Advisor through April
2025); 2) Randolph C. Snook, President and Chief Executive Officer, effective February 1, 2025; 3) Kevin M. Neylan (Senior Vice
President and Chief Financial Officer); 4) Shatayu P. Pandya (Senior Vice President and Chief Risk Officer); 5); Vikram S. Dongre
(Senior Vice President and Chief Capital Markets Officer); and 6) Adam S. Goldstein (Senior Vice President and Chief Business
Officer)
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
1.Review and recommend to the Board changes regarding our compensation and benefits programs for employees and retirees;
2.Review and approve individual performance ratings and related merit increases for our Chief Executive Officer and for the other Management Committee members (which Committee includes all the NEOs) of the Bank;
3.Review salary adjustments and benefits for our Chief Executive Officer and for the other Management Committee members;
4.Review and approve annually the Bank’s Incentive Compensation Plan (“Incentive Plan”), year-end Incentive Plan results and Incentive Plan award payouts for Management Committee members;
5.Advise the Board on compensation, benefits and human resources matters affecting Bank employees;
6.Review and discuss with Bank management the Compensation Discussion and Analysis (“CD&A”) to be included in our
Form 10-K and determine whether to recommend to the Board that the CD&A be included in the Form 10-K; and
7.Review and monitor compensation arrangements for our executives so that we continue to retain, attract, motivate and align quality management consistent with the investment rationale and performance objectives contained in our annual business plan and budget, subject to the direction of the Board.
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

Regulatory Oversight of Executive Compensation
The Federal Housing Finance Agency (“Finance Agency”) has oversight authority over FHLBank executive officer compensation.
Under Section 1113 of the Housing and Economic Recovery Act of 2008, the Director of the Finance Agency must prohibit a
FHLBank from paying compensation to any NEO that the Director determines is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. Pursuant to the foregoing, the Finance Agency has directed the FHLBanks to submit the Finance Agency for review and non-objection all compensation actions relating to NEOs. This information, including studies of comparable compensation, must be provided to the Finance Agency at least 30 days in advance of any planned FHLBank action with respect to the payment of compensation to executive officers. In addition, the FHLBanks are required to provide at least 60 days’ advance notice to the Finance Agency of any arrangement that provides for incentive awards to executive officers. Under the supervision of our Board of Directors, we provide this information to the Finance Agency as required.
In addition to these rules, the Finance Agency previously issued Advisory Bulletin 2009-AB-02 regarding principles for FHLBank executive compensation as to which the FHLBanks and the Office of Finance are expected to adhere in setting executive compensation policies and practices. These principles consist of the following:
•Executive compensation must be reasonable and comparable to that offered to executives in similar positions at other comparable financial institutions;
•Executive incentive compensation should be consistent with sound risk management and preservation of the par value of the
FHLBank’s capital stock;
•A significant percentage of an executive’s incentive-based compensation should be tied to longer-term performance and outcome indicators;
•A significant percentage of an executive’s incentive-based compensation should be deferred and made contingent upon performance over several years; and
•The FHLBank’s Board of Directors should promote accountability and transparency in the process of setting compensation.
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
b)About the Bank’s Mission
The mission of the Bank is to provide members with prompt, on-demand liquidity in support of housing, local community development and financial stability. We meet our mission by providing our members with access to economical wholesale credit and assistance through our credit products, mortgage finance program, housing, and community lending programs, and correspondent services. Access to liquidity enables our members to meet their customers’ needs and is crucial to the health of local economies and the growth of individuals, households, and communities.
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
•Targeting base salaries above the 50th percentile may be necessary to close the compensation gap for Management Committee executives (including NEOs);
•The Regional/Commercial Banks $20B-$65B asset size for the Bank Management Committee members (including NEOs) at the 50th percentile of market total compensation (base pay + short term incentive compensation) remains applicable for establishing competitive pay levels;
•Certain roles or skillsets may require more flexibility to benchmark above the 50th percentile; and
•Additional benchmarking data for organizations with $100B or less in assets will provide additional industry perspective on the market.
As a result, the Board approved changes to the Bank’s Compensation Policy effective June 2023. Changes to the Compensation Policy include: 1) A commitment to conduct detailed cash compensation benchmarking of all positions (excluding NEOs and Management
Committee and Directors) every three years; and 2) the reservation to benchmark certain positions on an out of cycle basis determined by business needs and judgement of Human Resources. The methodology will be applied when benchmarking positions in 2025 for proposed adjustments to salaries effective January 1, 2026.
A representative list of the primary peer group that was used in Towers’ Total Rewards study in 2023 with respect to compensation
(excluding healthcare and welfare benefits) is set forth in the table below.

AgFirst	Deutsche Bank	M&T Bank
Ally Financial	East West Bank	Morgan Stanley
Associated Banc-Corp	Fifth Third	State Street
Bank of America	First Citizens Bank	Synovus
Barclays	First Financial Bancorp	UBS
BNP Paribas	First Midwest Bancorp	Valley National Bank
Capital One Financial	First National of Nebraska	Webster Bank
CIBC Bank USA	Goldman Sachs	Wells Fargo
Citigroup	HSBC	Western Alliance Bancorp
City National Bank	Huntington	Wintrust Financial
Comerica	JPMorgan	Zions Bancorporation
Cullen Frost Bankers	KeyCorp

d)Our Compensation Policy
The Board-approved Compensation Policy acknowledges and takes into account our compensation philosophy, business environment and factors to remain competitive in the labor market. The Board approved an updated Compensation Policy as a result of the 2023
Total Rewards Study which was in effect for all compensation decisions made during 2025 and includes the following:
•Use publicly available data from Regional/Commercial Banks $20B-$65B in assets for the Bank Management Committee members (including NEOs) at the 50th percentile of market total compensation (base pay + short term incentive compensation) for establishing competitive pay levels;
•The Bank will focus on Regional/Commercial Banks $20B+ in assets for Officer jobs within the Metro New York Market
(where available) as the “Primary Peer Group” for benchmarking at the 50th percentile of the market total compensation (base pay + short term incentive compensation) for establishing competitive pay levels;
•Bank Management Committee members and all Bank Officers will be matched against ‘level-for-level’ jobs and the publicly available proxy data. Other FHLBanks will be used as a “Secondary Peer Group” and benchmarking will be targeted at the
75th percentile of total compensation for establishing competitive pay levels;
•For jobs within Risk Management and Capital Markets and other specialty areas not in ready supply within the Regional
Banks, the Bank will use a customized peer group of Banks with $50B+ in assets including Bulge Bracket banks (i.e. large and global financial firms) at the 25th and 50th percentile to reflect realistic recruiting pressures in the Metro New York market;
• The Bank conducted compensation benchmarking for all job positions in 2025.
II.The Total Compensation Program
In response to the challenging economic environment in which we operate, compensation and benefits consist of the following components: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation opportunities available under the Bank’s Incentive Compensation Plan (“IC Plan”); (b) retirement-related benefits (i.e., the Qualified Defined Benefit Plan (“DB Plan”); the Qualified Defined Contribution Plan (“DC Plan”); the Non-Qualified Deferred
Compensation Plan ("DCP") has three components, the Non-Qualified Defined Benefit retirement component ("NQDB"), the Non-
Qualified Defined Contribution savings component ("NQDC"), and the Non-Qualified Deferred Incentive Compensation Plan
(“NQDICP”); and (c) health and life and disability insurance programs available to all employees.
The objectives of the total compensation program are to help motivate employees to achieve consistent and superior results, taking into account prudent risk management, over a long period of time. It also allows us to compete for and retain talent.
a)2025 Compensation Benchmarking
For the year 2025, Aon McLagan (“McLagan”) , a compensation consulting firm, analyzed compensation benchmarks for all NEO compensation decisions effective January 1, 2025, using: (a) the Bank’s Compensation Policy, previously approved by the Board in
June 2023 (details of which are provided above); and (b) the August 28, 2023 supervisory letter issued by the Finance Agency that provided guidance about NEO and director compensation. Consistent with the August 2023 guidance, the C&HR Committee and
Board of Directors considered the following information for our executive officers: 1) the other FHLBanks;  2) commercial financial services companies with assets between $10-$20 billion; and 3) commercial financial services companies with assets between $20 billion and $65 billion in determining total compensation for the executive officers. The Bank received a “non-objection” letter from the Finance Agency with respect to the payment of merit increases effective January 1, 2025 for the NEOs.
A representative list of the peer group in the $10-$20 billion range determined and used in the compensation benchmarking analysis based on data and regulatory guidance, excluding all healthcare and welfare benefits analysis, is set forth in the table below.

b)Market Data Participants — Commercial Banks used for 2025 market pay analysis:

BancFirst Corporation	First Commonwealth Financial Corporation	Northwest Bancshares, Inc
Banner Corporation	First Financial Bancorp Insurance	OceanFirst Bank
Bell State Bank & Trust	First Financial Bankshares, Inc.	OceanFirst Financial Corp.
Berkshire Hills Bancorp, Inc	First Foundation Inc.	Pacific Premier Bank
Bremer Financial	First Merchants Corporation	Provident Financial Services
Brookline Bancorp, Inc.	First United Bank – OK	Renasant Corporation
Central Bancompany, Inc	Heartland Financial USA, Inc	Sandy Spring Bank
Columbia Financial, Inc	Hilltop Holdings Inc.	Seacoast Banking Corporation of Florida
Community Bank System Inc.	Hope Bancorp, Inc	ServisFirst Bancshares, Inc.
CVB Financial Corp.	Independent Bank Corp.	Stellar Bancorp, Inc.
Dime Community Bancshares	Independent Bank Group, Inc.	TowneBank - VA
Eagle Bancorp Inc.	International Bankshares Corporation	TriState Capital
Enterprise Financial Services Corp	Live Oak Bancshares, Inc.	Trustmark Corporation
FB Financial Corporation	Mechanics Bank	Veritex Holding
First Bancorp	Merchants Bancorp	Washington Trust Bank
First Busey Corporation	NBT Bancorp Inc.	WesBanco, Inc.
In addition, the FHLBanks were included in the 2025 compensation benchmarking analysis.
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
During the review process, the compensation and benefits consultant was asked to identify peer groups for “benchmarking” purposes to conduct the Total Rewards study (that is, for purposes of comparing levels of benefits and compensation). Representatives from the compensation and benefits consulting firm met with the Chief Executive Officer, Chair and Co-Chair of the C&HR Committee to
solicit feedback on the Bank’s current Compensation Policy. The compensation and benefits consultant weighed a number of factors in order to arrive at the selection of a peer group. Among the factors considered were firms that were either business competitors or labor market competitors (focusing attention on firms either headquartered or having major offices in the same or similar geographic markets), and firms similar in size (assets, revenues and employee population). Through the compensation and benefits consultant’s experience working with other Federal Home Loan Banks and through direct interviews with senior management, the compensation and benefits consultant identified the current and future skill sets needed to meet the business objectives and also noted the firms that we tend to hire employees from and lose employees to.
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

c)Services Provided by Compensation and Benefits Consultants

Consultant	Services	Amount
Willis Towers Watson	Compensation Consulting	$19,000
Willis Towers Watson	Insurance Placement	$121,500
Aon	Director Compensation Benchmarking	$57,000
Aon	Actuarial Services Retiree Welfare Plan	$87,000
The Board reviewed Towers’ compensation and benchmarking data and recommendations during the course of 2025. While the
C&HR Committee has concluded that no conflict of interest was created by management’s engagement of Willis Towers Watson or
Aon for the referenced additional services, any potential conflicts of interest were mitigated through multiple safeguards and constraints, including Board oversight of the Bank’s compensation and benefits consultants; and comprehensive Finance Agency regulations and monitoring of our compensation, corporate governance, and safety and soundness.
III.    IC Plan
a)Overview of the 2025 IC Plan
The objective of the Bank’s 2025 IC Plan is to motivate employees to take actions that support the Bank’s strategies and lead to the attainment of the Bank’s business plan and fulfillment of its mission. The 2025 IC Plan is also intended to help retain employees by affording them the opportunity to share in the Bank’s performance results. The 2025 IC Plan seeks to accomplish these objectives by linking annual cash payout award opportunities to Bank performance. All salaried exempt and non-exempt employees hired on or before October 31, 2025 were eligible to participate in the 2025 IC Plan. Awards under the 2025 IC Plan were calculated based upon performance during 2025 and paid to participants on March 14, 2026.
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

The 2025 Incentive Compensation Opportunity is summarized as follows:

Rank	Incentive Compensation Opportunity
President – Chief Executive Officer	50% (Threshold)
80% (Target)
100% (Maximum)
Other NEOs	30% (Threshold)
50% (Target)
75% (Maximum)
The 2025 Bankwide goals are organized into four broad categories and are presented in the charts below. These charts contain:
•A description of each of the goals and their respective weightings as a percentage of the Bankwide goals;
•An explanation of each Bankwide goal measure and how each goal meets its stated purpose; and
•Actual results of each goal along with the Bankwide goal benchmarks (threshold, target and maximum) that were established.
1.Financial/Return Goal

Bankwide Goals
(Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

Return Component- Dividend Capacity as forecasted in the 2025 business plan. Dividend Capacity is calculated as net income, divided by average capital stock. The Bank’s goal is to reward management for financial results that are generally controllable by management. Therefore, we adjust net income to eliminate the impact of items such as unrealized fair value changes on derivatives and associated hedged instruments. In addition, the target is adjusted due to changes in market interest rates during the year.	Earnings provide value for shareholders through the ability to add to retained earnings and to pay a dividend.	30%	6.39%	7.10%	8.17%	8.10%

2.Risk Goal

Bankwide Goals
(Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results
Risk Component -The 2025 Bankwide Risk goal consists of three metrics, each with a unique complementary factor. Each metric will be evaluated on PASS/FAIL basis and must meet a Threshold (a specified minimum number of PASS rated metrics) to qualify for incentive compensation.	Lowering the Bank’s risk profile provides a level of assurance that unexpected losses will not impair members’ investment in the Bank and serves to preserve the par value of membership stock.	25%
The three metrics are:
1) Capital Protection: This measure
seeks to ensure members paid in capital
stock are protected from potential and
plausible losses. Measured as the
MVE/TC ratio, this measure is defined
as the quotient from dividing the
Market Value of Equity (MVE) by the
amount of Total Capital (TC)
outstanding and is measured monthly
(last business day);
	Each metric will be evaluated individually based on the proposed threshold, target, and maximum level determined by the average of the results of the 3 goals via a point system.		above 100% for 8 of 12 calendar months	at or above 100% for at least 9 of 12 calendar months	at or above 102% for 12 of 12 calendar months	above 100% for 12 of 12 months
2) Earnings Stability: The goal
measures the change in the projected
earnings represented as the dividend
rate over a four-quarter horizon
measured by the worst of 16 scenario
shocks. The metric seeks to ensure
earnings stability by limiting downside
risk to base forward rate forecasts from
the 16 scenarios; and
			8 out of 12 months of calculated dividends are higher than the level of rate change (-200bps)	at or above -200bps for at least 9 of 12 calendar months	at or above -150bps for 12 of 12 calendar months	above -200 bps for 12 of 12 months
3) Operational Exceptions: The health
of the Bank’s operational control
environment is represented by the
aggregate number of risk events and
the economic losses (i.e., an out-of-
pocket loss without consideration of
any insurance recoveries).
			less than or equal to 35 risk weighted events	less than or equal to 25 risk weighted events	≤20 risk weighted events	4 risk weighted events

3.Mission and Membership Goal

Bankwide Goals
(Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

Convenor to Fostering Strategic Partnerships	By bringing together disparate organizations and stakeholders, the FHLBNY will act as a convenor, facilitator, and/or participant in meetings, industry events, or conversations organized to explore possible resolutions to or innovations around current and emerging District needs.	30%	3	4	6	7
2025 Acquired Member Assets Low- Income Mortgage Purchased Through Mortgage Asset Program (“MAP”)	The FHFA’s Federal Home Loan Bank housing goal regulation establishes annual requirements for FHLBank’s Acquired Member Assets (“AMA”) activity		22.0%	24.0%	26.0%	29.8%
4.Organizational Effectiveness Goal

Bankwide Goals
(Measure and calculation of measure)	How Goal Meets Stated Purpose	Weighting	Threshold	Target	Maximum	Results

The Organizational Effectiveness Goal will focus on two key tenets that are related to the success of the Bank’s approved Strategy:
(1) Technology Strategy	Achievement of 12 identified milestones and corresponding criteria across the total # of work efforts which have meaningful contribution to each work effort.	7.50%	6	8	10	11
(2) Culture – Enhancing Inclusion and Expanding Opportunity for Learning, Growth & Development	Allow for four opportunities per year for managers to encourage decision making at all levels per the Distributed Leadership principles.	7.50%	81	108	135	178

The weighted average of all group results for Bankwide goals, (excluding Internal Audit) for 2025 was 81.4% above target. Payments are interpolated between the target and maximum amounts.
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

* Payment shall ordinarily be made by mid-March.
** Payment shall ordinarily be made by mid-March in the year indicated.
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
These plans are discussed below.
a) Profit Sharing Plan
In 2010, the Board approved the establishment of a Profit-Sharing Plan for employees who were not grandfathered in the Bank’s retirement plan and who were participants in the NQDB.  A provision of an amount equal to 8% of the prior year’s base pay and total communicated incentive award to the extent the requirements under the Bank’s IC Plan have been achieved. The 8% payment will not be included as income for calculating the benefits for the Qualified Defined Benefit Plan. There was one NEO who qualified for this benefit: Mr. Goldstein.
b) DB Plan - a Qualified Defined Benefit Retirement Plan
The DB Plan is an Internal Revenue Code (“IRC”) qualified defined benefit plan which covers all employees who have achieved four months of service. The DB Plan is part of a multiple-employer defined benefit program administered by Qualified Retirement
Services.
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
For calendar year 2025, only salary earned up to $350,000 can be considered when determining payments under the qualified DB
Plan. This compensation limit is adjusted annually by the IRS. Annual benefits paid out by the DB Plan are also subject to IRC limits which vary by age and benefit payment option selected.

DB Provisions	Tier A	Tier B	Tier C	Tier D	Tier E

	Plan participants who attained age 50 with 5 years of vesting service by July 1, 2008	Plan participants who have not attained age 50 with 5 years of vesting service by July 1, 2008	Plan participants on or after July 1, 2008 and prior to July 1, 2014	Plan participants enrolled on or after July 1, 2014 and prior to July 1, 2024	Plan participants Enrolled on or after July 1, 2024

Benefit Multiplier	2.5%	2.5% prior to June 30, 2008 2.0% after July 1, 2008	2.0%	1.5% prior to June 30, 2024 2.0% after July 1, 2024	2.0%
Final Average Pay Period	High 3-year of base salary, plus incentives	High 3-year of base salary, plus incentives (for benefit Service accrued prior to June 30, 2008) High 5-year of base salary, plus incentives (for benefit service accrued after July 1, 2008)	High 5-year of base salary, plus incentives	For benefit service prior to June 30, 2024 – High 5-year of base salary only For benefit service after July 1, 2024 - High 5- year of base salary, plus incentives	High 5-year of base salary, plus incentives
Normal Form Payment	Life Annuity with Guaranteed 12 Year pay- out	12x payment with Cost of living Adjustments prior to June 30, 2008 Single life annuity or 50% joint and survivor annuity after July 1, 2008	Single Life or 50% joint and survivor annuity	Single Life or 50% joint and survivor annuity	Single Life or 50% joint and survivor annuity
Cost of Living Adjustments	1% per year commencing on Jan 1 following the attainment of age 66	1% per year Commencing on Jan 1 following the attainment of age 66 on benefits accrued prior to 6/30/2008 only	None	None	None
Early Retirement Subsidy<65: Rule of 70 Met	1.5% benefit Reduction per Year if retires before age 65	For benefits accrued Prior to 6/30/2008: 1.5% benefit reduction per year if retires before age 65 For benefits accrued Prior to 7/1/2008: 3% per year benefit reduction per year if retires before age 65	3% per year benefit reduction per year if retires before age 65	3% per year benefit reduction per year if retires before age 65	3% per year benefit reduction per year if retires before age 65
Rule of 70 Not Met	3% per year benefit reduction
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

NEO participation in the DB Plan was as follows:
•Tier A: Mr. Neylan
•Tier B: Mr. Goldstein
•
•Tier C: Mr. González
•Tier D: Mr. Snook; Mr. Pandya; and Mr. Dongre
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
In order to help ensure that the Bank’s qualified pension plan continues to pass IRS Safe Harbor tests, commencing on July 1, 2022, the qualified retirement benefits for certain NEOs will no longer accrue under the DB Plan; rather, these benefits will be provided under the NQDB described below.
c) NQDB - a Non-Qualified Defined Benefit Retirement Plan
Employees at the rank of First Vice President and above (including the NEOs) who exceed income limitations established by the IRC and were also approved for inclusion by the Bank's Nonqualified Plan Committee are eligible to participate in the NQDB, a non-
qualified retirement plan that in many respects mirrors the DB Plan. Vice Presidents already participating as of January 1, 2023 are grandfathered into the NQDB.
The primary objective of the NQDB is to ensure that participants receive the full benefit to which they would have been entitled under the DB Plan in the absence of limits on maximum benefit levels imposed by the IRC. In the event that the benefits payable from the
DB Plan have been reduced or otherwise limited by government regulations, the employee’s “lost” benefits are payable under the terms of the NQDB. The NQDB also enhances benefits for certain NEOs as follows:

NON-QUALIFIED DEFINED BENEFIT (NQDB PLAN) PROVISIONS	NQDB PLAN A*	NQDB PLAN B**
Benefit Multiplier	2.5%	2.0%
Final Average Pay Period	High 3-Year	High 5-Year
Normal Form of Payment	Lump Sum Distribution or Life Annuity with Guaranteed 12 Year Payout	Lump Sum Distribution or Straight Life Annuity
Cost of Living Adjustments	1% Per Year Cumulative Commencing at Age 66	None

* This included the following NEOs: Mr. González and Mr. Neylan, and Mr. Goldstein for his service prior to June 30, 2008.
** This included the following NEOs: Mr. Snook, Mr. Pandya, Mr. Dongre, and Mr. Goldstein for his service after July 1, 2008.
The NQDB is an unfunded arrangement. However, the Bank has established a grantor trust to assist in financing the payment of benefits under this plan. The Bank’s policy is to maintain assets in the grantor trust at a level up to the Accumulated Benefit
Obligation for the NQDB. The financing level for the NQDB is reviewed annually.
The Board's C&HR Committee administers various oversight responsibilities pertaining to the NQDB. These matters include approving employees as participants of the NQDB and taking other action which may be appropriate to facilitate the NQDB's plan administration.
d) DC Plan - a Tax Qualified Defined Contribution Savings Plan

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
e) NQDC - a Non-Qualified Defined Contribution Savings Plan
Employees at the rank of Vice President and above (including the NEOs) who exceed income limitations established by the IRC, and who contribute to their qualified DC Plan up to the IRC Limits, are eligible to participate in the NQDC. Participating employees are allowed to defer up to 75% of the employee’s base salary.
The Bank will make a matching contribution each plan year of up to 6% or 9% of base salary on the elective deferrals made under the
NQDC. If an employee elects to defer at least 4% of base salary, the Bank will match at a rate of 150% of elective deferred contributions capped at a match of  6% or 9% depending on eligibility. For 2025, all NEOs qualified for the 9% match (in excess of the DC Plan contribution limits).  However, the requirement that the DC Plan savings must first meet the IRS limits before contributions are matched in the NQDC was eliminated, effective January 1, 2026.
All deferred monies will be the property of the Bank until distribution to the employee and thus subject to claims of Bank creditors until distribution.  Amounts deferred and contributed as matching contributions under the NQDC  shall be credited to the participant’s
NQDC account. Participants may choose to invest their NQDC funds within a menu of investment options. These investment options are selected by the management's Employee Retirement Plan Committee from time to time.
f) NQDICP - a Non-Qualified Deferred Incentive Compensation Plan
The NQDICP allows employees serving at the rank of a Vice President or above (including the NEOs) to elect to defer all or a portion of the employee’s annual incentive compensation that is paid to the employee under the terms of any Board-approved IC Plan or deferred portion of such IC Plan. The Bank does not provide a match on these deferrals. All deferred monies will be the property of the Bank until distribution to the employee and thus subject to claims of Bank creditors until distribution.
Amounts deferred and contributed under the NQDICP shall be credited to the participant’s NQDICP account. Participants may choose to invest their NQDICP funds within a menu of investment options. Participants may elect to receive their funds in a lump sum or in at least two annual installments (not to exceed ten annual installments). The annual payments may be deferred by election in accordance with 409A IRC requirements for up to ten years.
V.Health and Welfare Programs and Other Benefits
a)Perquisites and Benefits
We offer the following additional perquisites and other benefits to all employees, including the NEOs, under the same general terms and conditions:
•Medical, dental, and vision insurance (subject to employee expense sharing);
•Employer-paid Health Savings Account (HSA) and Health Reimbursement Account (HRA) contributions;
•Vacation leave, which increases based upon officer title and years of service;
•Life and long-term disability insurance (NEOs are eligible for enhanced monthly benefits under our disability insurance program);
•Travel and accident insurance which include life insurance benefits;
•Educational assistance; and

•Employee relocation assistance, where appropriate, for new hires.
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
or
(vi) had their employment terminated as a result of a change in control of the Bank  (however, in the event of a change in control that affects the Bank President, the other Bank NEOs, and the Chief Audit Officer, provisions contained in separate Executive Change in
Control Agreements ("CIC" Agreements) shall govern: see below for more information).
An NEO shall be eligible for two weeks of severance benefits for each six-month period of service with the Bank (even if the employment has been less than six months), but not less than twenty-six weeks of severance benefits nor more than fifty-two weeks of such benefits; in the event of a change in control, the ‘floor’ and ‘cap’ shall be twelve weeks and fifty-two weeks, respectively. For
Bank NEOs, the severance benefit will not be less than twenty-six weeks or more than fifty-two weeks, except in cases for change in control, where up to seventy-eight weeks may be provided if an NEO is not under an CIC Agreements discussed below.  Non-officers are eligible for severance benefits in accordance with different formulas.
If the terminated employee is enrolled in the Bank’s medical benefits plan at the time of termination and elects to purchase health insurance continuation coverage, the Bank will pay the original "employer portion" to the Third Party Administrator for a period of time, based upon level and length of service of the employee. Employees, including NEOs, shall be eligible for employer paid benefit coverage in accordance with different formula; those who have service greater than five years shall receive six months of employer paid benefit coverage; those who have service greater than ten years shall receive nine months of employer paid benefit coverage. The
Bank may also in its discretion arrange for outplacement services.
Payment of severance benefits under the Severance Plan is contingent on an employee executing a severance agreement which includes a release of any claim the employee may have against the Bank and any present and former director, officer and employee.
Severance benefits payable under the Severance Plan shall be paid on a lump sum basis.
b)Executive Change in Control Agreements
CIC Agreements were initially executed in January 2016 and have been renewed every three years, most recently in January 2025, between the FHLBNY and the NEOs, which provide the executive with certain severance payments and benefits in the event employment is terminated in connection with a change in control of FHLBNY.
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
The payments and benefits include: (i) an amount equal to the product of the executive’s average gross base salary for the three years prior to his employment termination date (with any partial years being annualized), multiplied by 2.99 for the Chief Executive Officer, and 1.5 for other CIC Agreement participants; (ii) if the executive is a participant in FHLBNY’s Incentive Compensation Plan (the
“Annual Plan”), an amount equal to the product of the executive’s full target incentive payout estimate, or the actual amount of the payment to the executive under the Annual Plan, if lower, in either case, in respect of the year prior to the year of the employment termination date, multiplied by 2.99 for the Chief Executive Officer, and 1.5 for other CIC Agreement participants; (iii) an amount equal to the cost of health, dental and vision care benefits that FHLBNY actually incurred by FHLBNY on behalf of the Executive and his dependents, if any, during the twelve (12) months prior to the executive’s employment termination date; (iv) $15,000, which the executive may put toward outplacement services; (v) $15,000, which the executive may put toward accounting, actuarial, financial, legal or tax services; (vi) additional age and service credits under the FHLBNY's NQDB of three (3) years for the Chief Executive
Officer and one and one-half (1.5) years for other CIC Agreement participants; and (vii) an amount equal to 2.99 times the Chief
Executive Officer’s annual matching contribution under the DC Plan and NQDC, and 1.5 times the match for other CIC Agreement participants.

The payments described above are payable in a lump sum within sixty (60) days following the executive’s employment termination date, with the benefits under the DCP being distributed in accordance with the terms of the DCP. All payments and benefits are conditioned on the executive having delivered an irrevocable general release of claims against FHLBNY before payment occurs. In addition, notwithstanding anything to the contrary, all payments and benefits remain subject to FHLBNY’s compliance with any applicable statutory and regulatory requirements relating to the payment of amounts under the CIC Agreements and in the event that a governmental authority or a court with competent jurisdiction directs that any portion or all of the payments may not be paid to the executive, the executive shall not be eligible to receive, or shall return, such payments.
c)Golden Parachute Rule
The Finance Agency issued final rules on executive compensation and golden parachute payments relating to the regulator’s oversight of such compensation and payments located at 12 CFR Parts 1230 and 1231 the (“Golden Parachute Rule”). This sets forth the standards that the Finance Agency will take into consideration when limiting or prohibiting golden parachute payments by an
FHLBank, the Office of Finance, Fannie Mae or Freddie Mac. The Golden Parachute Rule generally prohibits golden parachute payments except in limited circumstances with Finance Agency approval. Golden parachute payments may include compensation paid to a director, officer or employee following the termination of such person’s employment by a regulated entity that is insolvent, is in conservatorship or receivership, is required by the Director to improve its financial condition or has been assigned a composite examination rating of 4 or 5 by the Finance Agency. Golden parachute payments generally do not include payments made pursuant to a qualified pension or retirement plan, an employee welfare benefit plan, a bona fide deferred compensation plan, a nondiscriminatory severance pay plan, or payments made by reason of the death or disability of the individual. Our benefit plans comply with the Golden
Parachute Rule and the Bank has not had a payment in 2025 restricted by the Finance Agency.
VII.Explanation of how we determine the amount and, where applicable, the formula for each element of compensation
Please see Section II directly above for an explanation of the mechanisms used to determine employee compensation.
VIII. Explanation of how each element of compensation and the decisions regarding that element fit into the overall compensation objectives and affect decisions regarding other elements of compensation
The C&HR Committee believes it has developed a unified, coherent system of compensation which for the NEOs is also overseen and limited by our regulator, the Finance Agency. Please refer to Section II under the heading “The Total Compensation Program” for an explanation of the components that make up our total compensation program. Together, these components comprised the total compensation program for 2025 and they are established in accordance with our Compensation Philosophy and the regulated environment that we operate in as discussed in Section I above.
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
COMPENSATION COMMITTEE REPORT
The C&HR Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by
Item 402(b) of Regulation S-K with management and based on such review and discussions, the C&HR Committee recommended to the Board that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year 2025.

THE COMPENSATION AND HUMAN RESOURCES COMMITTEE

José R. Fernández, Chair
Robert Fisher, Vice Chair
David R. Huber
Ira Robbins
Josie J. Thomas
Anders Tomson
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
The Finance Agency also has issued certain compensation principles, one of which is that executive compensation should be consistent with sound risk management and preservation of the Market value of Equity to Capital Stock Ratio Value of membership stock. Also, the Finance Agency reviews all executive compensation plans relative to these principles and such other factors as the
Finance Agency determines to be appropriate, including the Bank’s annual merit increases and annual Incentive Plan for the NEOs prior to their becoming effective.
Thus, the Bank’s low risk culture, which is reflected in the compensation policy, leads us to believe that any risks arising from the compensation policies with respect to our employees are not reasonably likely to have a material adverse effect.
Compensation Committee Interlocks and Insider Participation
The following persons served on the C&HR Committee during all or some of the period from January 1, 2025, through the date of this annual report on Form 10-K: David R. Huber, Thomas J. Kemly, Robert Fisher, José R. Fernández, Christopher P. Martin, David J.
Nasca, Ira Roberts, Josie J. Thomas, Anders Tomson, and Ángela Weyne. During this period, no interlocking relationships existed between any member of the Bank’s Board of Directors or the C&HR Committee and any member of the Board of Directors or compensation committee of any other company, nor did any such interlocking relationship exist in the past.  Further, no member of the
C&HR Committee listed above was an officer or our employee during the course of their service as a member of the Committee or was formerly an officer or our employee before becoming a member of the Committee.

Executive Compensation
The table below summarizes the total compensation earned by each of the Named Executive Officers (“NEOs”) for the years 2025,
2024 and 2023 (in dollars):
Summary Compensation Table for Calendar Years 2025, 2024 and 2023

Name and Principal Position (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation (g)(1)	Change in Pension Value and Nonqualified Deferred Compensation (h)(2)	All Other Compensation (i)(3)	Total (j)
Randolph C. Snook	2025	$880,193	$—	$—	$—	$876,569	$316,000	$51,021	$2,123,783
President &
Chief Executive Officer (PEO)

José R. González*	2025	$346,618	$—	$—	$—	$87,617	$1,057,600	$106,195	$1,598,030
Senior Advisor to the President & CEO	2024	$1,201,608	$—	$—	$—	$1,118,221	$504,000	$114,796	$2,938,625
	2023	$1,166,610	$—	$—	$—	$1,088,875	$1,034,000	$114,729	$3,404,214

Kevin M. Neylan	2025	$666,450	$—	$—	$—	$502,918	$577,000	$67,267	$1,813,635
Senior Vice President,	2024	$634,714	$—	$—	$—	$430,760	$—	$63,033	$1,128,507
Chief Financial Officer (PFO)	2023	$616,227	$—	$—	$—	$415,828	$937,000	$66,325	$2,035,380

Vikram S. Dongre	2025	$582,400	$—	$—	$—	$417,788	$208,000	$62,576	$1,270,764
Senior Vice President,	2024	$546,731	$—	$—	$—	$347,470	$76,000	$58,455	$1,028,656
Chief Capital Markets Officer

Shatayu P. Pandya	2025	$577,500	$—	$—	$—	$409,318	$176,000	$160,556	$1,323,374
Senior Vice President,	2024	$535,250	$—	$—	$—	$311,741	$48,000	$152,311	$1,047,302
Chief Risk Officer

Adam S. Goldstein**	2025	$513,328	$—	$—	$—	$389,008	$393,000	$117,175	$1,412,511
Senior Vice President,
Chief Business Officer

Footnotes for Summary Compensation Table for the Year Ending December 31, 2025
(1)The amounts in column (g) reflect the dollar value of all earnings for services performed during the fiscal years ended
December 31, 2025, 2024, and 2023 pursuant to awards under the ICP, even though fifty percent of the ICP awards for each year were subject to mandatory deferral and distribution over three years. As discussed in the Compensation Discussion and Analysis, the 2025 non-equity incentive compensation awards were subject to a 30-day review period and receipt of non-objection by the
Finance Agency. The amounts in column (g) also include the dollar value of all interest during each year earned on Deferred
Incentive related to ICP awards for prior fiscal years, in the following amounts for 2025: $87,617 for J. González, $34,120 for K.
Neylan, $8,113  for V. Dongre,  $3,089 for S. Pandya and $24,812 for A. Goldstein.
(2)The amounts in column (h) reflects the sum of the actuarial change in pension value for (i) the Qualified Defined Benefit Plan for
Financial Institutions and (ii) the Nonqualified Defined Benefit Portion of the Deferred Compensation Plan. These values are based on actuarial calculations and depend on the level of market interest rates in addition to other factors. These plans are described in greater detail below under “Pension Benefits”.
(3)The amounts in column (c) for 2025 consist of the components in the following table which presents in dollars:

Name	Bank Contributions under the 401(k) Plan (1)	Matching contributions under the Bank’s non- qualified Defined Contribution Plan (2)	Perquisite (3)	Tax Gross-ups (4)	Other(5)	Total
Randolph C. Snook	$21,000	$—	$29,696	$324	$—	$51,021
José R. González*	$14,327	$21,321	$70,547	$—	$—	$106,195
Kevin M. Neylan	$7,639	$52,265	$7,363	$—	$—	$67,267
Vikram S. Dongre	$16,092	$36,270	$10,214	$—	$—	$62,576
Shatayu P. Pandya	$14,615	$37,293	$8,648	$—	$100,000	$160,556
Adam S. Goldstein**	$14,451	$31,993	$70,391	$341	$—	$117,175

(1)Includes amount of funds matched in connection with the Qualified Defined Contribution 401(k) Plan .
(2)Includes amount of funds matched in connection with the Nonqualified Defined Contribution Portion of the DCP.
(3)Perquisites are valued at the actual amounts paid by the Bank and are benefits not available to all employees on equal terms. The
Bank paid premiums for each named executive officer for health savings and health reimbursement account contributions, group term life, and long-term disability insurance - which are otherwise available to all employees and these items are reported here.
The Bank paid amount for J. Gonzalez for accrued and unused vacation. The Bank provided A. Goldstein payment under the replacement plan for the Nonqualified Profit-Sharing Plan. These amounts are included in column (i) of the Summary
Compensation Table.
(4)The Bank paid tax gross-up amount for R. Snook and A. Goldstein for reimbursement. This amount is included in column (i) of the
Summary Compensation Table.
(5)The Bank paid  S. Pandya for a retention incentive.
* J. Gonzalez, served as President and Chief Executive Officer through January 2025. In connection with his transition to retirement, he served as Senior Advisor through April 4, 2025, the date on which his employment with the Bank terminated. His Board-approved annual salary was $1,201,608; the salary actually paid was $346,618.
**A. Goldstein is a new NEO in 2025.

The following table sets forth information regarding all incentive plan award opportunities made available to NEOs for the calendar year 2025 (in whole dollars).
Grants of Plan-Based Awards for Calendar Year 2025

Grants of Plan-Based Awards for Fiscal Year 2025
	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2) (3)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock	All Other Stock Awards: Number of Shares of Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
Name	Date (1)	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Options	($/Sh)	($/Sh)
Randolph C. Snook	2/07/2025	$440,096	$704,154	$880,193	$—	$—	$—	—	—	$—	$—
José R. González	2/07/2025	$173,309	$277,294	$346,618	$—	$—	$—	—	—	$—	$—
Kevin M. Neylan	2/07/2025	$199,935	$333,225	$499,837	$—	$—	$—	—	—	$—	$—
Vikram S. Dongre	2/07/2025	$174,720	$291,200	$436,800	$—	$—	$—	—	—	$—	$—
Shatayu P. Pandya	2/07/2025	$173,250	$288,750	$433,125	$—	$—	$—	—	—	$—	$—
Adam S. Goldstein	2/07/2025	$153,998	$256,664	$384,996	$—	$—	$—	—	—	$—	$—

(1)On this date, the Board of Directors’ C&HR Committee approved the 2025 Incentive Plan. Approval of the ICP does not mean a payout is guaranteed.
(2)Figures represent an assumed rating attained by the NEO of at least a specified threshold rating within the “Meets
Requirements” category for the NEO with respect to their individual performance.
(3)Amounts represent potential awards under the 2025 Incentive Plan.
Incentive Compensation Plan Opportunity Table for Calendar Year 2025
The table below provides information regarding the total incentive compensation amount awarded to NEOs based on Bank-wide goal results (in dollars):

	Bankwide Component
	2025 Annual Salary	Threshold	(100% of Opportunity) Target	Maximum	Actual Result (1)
		Bank Performance			BankWide Component	Total Communicated Award (2)	Current Communicated Incentive Award (3)
President		50%	80%	100%
Randolph C. Snook	$880,193	$440,096	$704,154	$880,193	$876,569	$876,569	$438,285
President & Chief Executive Officer

José R. González*	$346,618	$173,309	$277,294	$346,618	$—	$—	$—
Senior Advisor to the President & CEO

Other NEOs		30%	50%	75%
Kevin M. Neylan	$666,450	$199,935	$333,225	$499,837	$468,799	$468,799	$234,399
Senior Vice President, Chief Financial Officer

Vikram S. Dongre	$582,400	$174,720	$291,200	$436,800	$409,676	$409,676	$204,838
Senior Vice President, Chief Capital Markets Officer

Shatayu P. Pandya	$577,500	$173,250	$288,750	$433,125	$406,229	$406,229	$203,114
Senior Vice President, Chief Risk Officer

Adam S. Goldstein	$513,328	$153,998	$256,664	$384,996	$364,196	$364,196	$182,098
Senior Vice President, Chief Business Officer

(1)The weighted average of all employees’ results for Bankwide goals, including Risk Management, was 81.4 % above target.
Payments are interpolated between the target and maximum amounts.
(2)Incentive Compensation is calculated as follows:

a.The portion of the award for achieving target equals: Annual Salary multiplied by Target percentage, plus
b.The portion of the award for exceeding target equals: Annual Salary multiplied by the “Maximum minus Target percentage,” multiplied by the percentage above target of the participant group.
(3)There may be small differences in the calculated payout amounts due to rounding. The amount represented here is the Current
Communicated Award of Incentive Compensation. The Current Communicated Incentive Award is the actual payout awarded to the NEO in 2026 for performance in 2025. [Refer to Section III d (Required Deferral of IC Plan Awards) of this Compensation
Discussion and Analysis for further details].
* J. Gonzalez served as President and Chief Executive Officer through January 2025. In connection with his transition to retirement, he thereafter served as Senior Advisor through April 4, 2025, the date on which his employment with the Bank terminated.
Employment Arrangements
We are an “at will” employer and do not provide written employment agreements to any of our employees, except that we do provide
Executive Change in Control Agreements to the NEOs (refer to Section VI. b. of the Compensation Discussion and Analysis,
“Executive Change in Control Agreements”, for further details). However, employees, including NEOs, receive: (a) cash compensation (i.e., base salary, and, for exempt employees, “variable” or “at risk” short-term incentive compensation); (b) retirement-
related benefits (i.e., the Qualified Defined Benefit Plan; the Qualified Defined Contribution Plan; and the Non-Qualified Defined
Benefit ("NQDB") component and the Non-Qualified Defined Contribution ("NQDC") components of the Deferred Compensation
Plan ("DCP") and (c) health and welfare programs and other benefits. Other benefits, which are available to all regular employees, include medical, dental, vision care, life, business travel accident, and short- and long-term disability insurance, flexible spending accounts, Health Savings Accounts, Health Reimbursement Accounts  an employee assistance program, educational development assistance, voluntary life insurance, long term care insurance, fitness club reimbursement and severance pay.
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
Short-Term Incentive Compensation Plan (“IC Plan”)
Refer to Section III of the Compensation Discussion and Analysis IC Plan for further details.
Qualified Defined Contribution Plan
Employees who have met the eligibility requirements can choose to contribute to the DC Plan, a retirement savings plan qualified under the IRC. Employees are eligible for membership in the DC Plan on the first day of the month following three full calendar months of employment. Refer to Section IV (DC Plan) of this Compensation Discussion and Analysis for further details.
OUTSTANDING EQUITY AWARDS AT CALENDAR YEAR-END
AND OPTION EXERCISES AND STOCK VESTED
The tables disclosing (i) outstanding option and stock awards and (ii) exercises of stock options and vesting of restricted stock for
NEOs are omitted because all employees are prohibited by law from holding capital stock issued by a Federal Home Loan Bank. As such, these tables are not applicable.
PENSION BENEFITS
The table below shows the present value of accumulated benefits payable to each of the NEO, the number of years of service credited to each such person, and payments during the last Calendar year (if any) to each such person, under the Qualified Defined Benefit Plan
("DB Plan") and the Non-Qualified Defined Benefit ("NQDB") component of the Deferred Compensation Plan ("DCP") (amounts in whole dollars) (refer to Sections IV of the Compensation Discussion and Analysis for further details about these plans): [ use following name under employee name:

	Pension Benefits
		Number of	Present Value	Payment During
		Years Credited	of Accumulated	Last
Name	Plan Name	Service (1)	Benefit (2)	Fiscal Year
Randolph C. Snook	Defined Benefit Plan for Financial Institutions Qualified Plan	6.00	$308,000	$—
	Nonqualified Defined Benefit Portion of the Deferred Compensation Plan	0.92	$213,000	$—

José R. González*	Defined Benefit Plan for Financial Institutions Qualified Plan	11.83	$610,000
	Nonqualified Defined Benefit Portion of the Deferred Compensation Plan	11.83	$7,629,000	$410,600

Kevin M. Neylan	Defined Benefit Plan for Financial Institutions Qualified Plan	24.33	$2,482,000	$—
	Nonqualified Defined Benefit Portion of the Deferred Compensation Plan	24.33	$6,252,000	$—

Vikram S. Dongre	Defined Benefit Plan for Financial Institutions Qualified Plan	9.50	$271,000	$—
	Nonqualified Defined Benefit Portion of the Deferred Compensation Plan	9.50	$442,000	$—

Shatayu P. Pandya	Defined Benefit Plan for Financial Institutions Qualified Plan	8.50	$240,000	$—
	Nonqualified Defined Benefit Portion of the Deferred Compensation Plan	8.50	$416,000	$—

Adam S. Goldstein	Defined Benefit Plan for Financial Institutions Qualified Plan	28.08	$1,263,000	$—
	Nonqualified Defined Benefit Portion of the Deferred Compensation Plan	28.08	$1,681,000	$—

(1)Number of years of credited service pertains to eligibility/participation in the qualified plan. Assuming the NEO is eligible for the
Nonqualified Defined Benefit component of the Deferred Compensation Plan, years of credited service are the same as for the
Defined Benefit Plan for Financial Institutions Qualified Plan.
(2)As of 12/31/2025.
* J. Gonzalez served as President and Chief Executive Officer through January 2025. In connection with his transition to retirement, he thereafter served as Senior Advisor through April 4, 2025, the date on which his employment with the Bank terminated.

NONQUALIFIED DEFERRED COMPENSATION PLAN
The following table discloses contributions to Nonqualified Deferred Compensation plan ("DCP"), each Named Executive Officer’s withdrawals (if any), aggregate earnings and year-end balances in such plans (whole dollars):

	Nonqualified Deferred Compensation for Fiscal Year 2025
Name	Executive Contributions in Last FY (1)	Registrant Contributions in Last FY (2)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FYE
Randolph C. Snook
NQDC	$—	$—	$—	$—	$—
NQDIC	$—	$—	$—	$—	$—

José R. González
NQDC	$3,662	$16,869	$168,843	$294,001	$1,313,385
NQDIC	$—	$—	$—	$—	$—

Kevin M. Neylan
NQDC	$95,463	$52,265	$154,272	$—	$1,504,772
NQDIC	$360,251	$—	$107,351	$—	$2,071,459

Vikram S. Dongre
NQDC	$21,362	$36,270	$28,603	$—	$226,478
NQDIC	$—	$—	$—	$—	$—

Shatayu P. Pandya
NQDC	$26,676	$37,293	$4,121	$—	$68,090
NQDIC	$—	$—	$—	$—	$—

Adam S. Goldstein
NQDC	$20,604	$31,993	$36,456	$—	$299,710
NQDIC	$—	$—	$—	$—	$—

(1)  These amounts as they pertain to the DCP component of  the NQDC and NQDICP are also included in the “Salary” and “Non-
Equity Incentive Compensation” columns of the Summary Compensation Table, respectively, for if an executive is an NEO in a particular year; these amounts would have been paid as salary or incentive compensation but for deferral into the nonqualified plans (described above as our NQDC and NQDICP).
(2)  These totals as they pertain to the DCP and  are also included in the “All Other Compensation” column of the Summary
Compensation Table. There are no registrant contributions in connection with the NQDICP.
Refer to Section IV of the Compensation and Discussion Analysis for more information concerning the DCP and its components, the
NQDB, the NQDC and the NQDICP.

DISCLOSURE REGARDING TERMINATION AND CHANGE IN CONTROL PROVISIONS
Severance Plan
The Bank has a formal Board-approved Severance Plan available to all Bank employees who work twenty or more hours a week and have at least one year of employment. (Refer to Section VI of the Compensation Discussion and Analysis, “Severance Plan”, for
further details.)
The following table describes estimated severance payout information under the Severance Plan for each NEO assuming that severance would have occurred on December 31, 2025 for reasons other than a change in control (for example, a reduction in force)
(amounts in whole dollars):

	Number of Weeks Used to Calculate Severance Amount	2025 Annual Base Salary	Severance Amount Based on Years of Service*
Randolph C. Snook	26	$880,193	$440,096
José R. González**	0	$—	$—
Kevin M. Neylan	36	$666,450	$461,388
Vikram S. Dongre	36	$582,400	$403,200
Shatayu P. Pandya	32	$577,500	$355,385
Adam S. Goldstein	36	$513,328	$355,381

*Additionally, under the Bank’s Severance Plan, the Bank will pay the original "employer portion" contribution to the Third Party
Administrator for a period of time, based upon level and length of service of the employee.
**J. Gonzalez served as President and Chief Executive Officer through January 2025. In connection with his transition to retirement, he thereafter served as Senior Advisor through April 4, 2025, the date on which his employment with the Bank terminated.

Executive Change in Control Agreements
Executive Change in Control Agreements (“CIC Agreements”) were executed in January 2016 between the FHLBNY and each of the members of the Management Committee, including the CEO and the other Named Executive Officers, which, as more fully described below, would provide the executive with certain severance payments and benefits in the event employment is terminated in connection with a Bank “change in control”. The CIC Agreements were renewed in January 2025 for an additional three-year period. R. Snook entered into a CIC Agreement upon joining the Bank and becoming a member of the Management Committee in February 2025.
The following table describes estimated severance and benefit payout information under the CIC Agreements for each NEO assuming that a change in control merger or acquisition of the FHLBNY would have occurred on December 31, 2025 (amounts in whole dollars). (Refer to Section VI of the Compensation Discussion and Analysis, “Executive Change in Control Agreements”, for further details).
Sample CIC Agreement Contract Pay-Outs Assuming December 31, 2025 Bank Merger or Acquisition

Provision	Randolph Snook	José González*	Kevin Neylan	Vikram Dongre	Shatayu Pandya	Adam Goldstein
Amount equal to the executive’s average gross base salary for the three years prior to his employment termination date (with any partial years being annualized), multiplied by 2.99 for Mr. González, and Mr. Snook and 1.5 for Messrs. Neylan, Dongre, Pandya and Goldstein.	$2,871,028	$—	$958,695	$778,950	$763,524	$716,902
Amount equal to the executive’s full target incentive payout estimate, or the actual amount of the payment to the executive under the FHLBNY’s Incentive Compensation Plan, if lower, in either case, in respect of the year prior to the year of the employment termination date, multiplied by 2.99 for Mr. González, Mr. Snook and 1.5 for Messrs. Neylan, Dongre, Pandya and Goldstein.	$—	$—	$462,170	$196,469	$215,148	$338,410
Amount equal to the cost of health, dental and vision care benefits that FHLBNY actually incurred by FHLBNY on behalf of the Executive and his dependents, if any, during the twelve (12) months prior to the executive’s employment termination date.	$25,658	$—	$26,830	$—	$12,688	$38,869
A payment in the amount of $15,000 which may be used by the Executive for job search-related expenses.	$15,000	$—	$15,000	$15,000	$15,000	$15,000
A payment in the amount of $15,000 which may be used by the Executive for accounting, actuarial, financial, legal and/or tax services.	$15,000	$—	$15,000	$15,000	$15,000	$15,000
Additional age and service credits under the FHLBNY Non-Qualified Defined Benefit Plan (“Nonqualified NQDB”) of three (3) years for Mr. González and Mr. Snook, and one and one-half (1.5) years for Messrs. Neylan, Dongre, Pandya, and Goldstein.	$711,491	$—	$545,828	$228,009	$194,996	$300,730
Additional age and service credits under the FHLBNY Qualified (DC Plan) & Non-Qualified Defined Contribution Plan ("NQDC") of three (3) years for Mr. González and Mr. Snook, and one and one-half (1.5) years for Messrs. Neylan, Dongre, Pandya and Goldstein.	$129,628	$—	$89,971	$78,624	$77,963	$69,299
Total value of contract	$3,767,805	$—	$2,113,494	$1,312,052	$1,294,319	$1,494,210

Note: Additionally, in the event of a change in control, the executive will be paid deferred incentive compensation otherwise owed under the terms of the deferred portion of the Bank’s Incentive Compensation Plan (as described at Section III of this Compensation
Discussion and Analysis, “Required Deferral of IC Plan Award”).
*Mr. Gonzalez voluntarily retired from the Bank on April 4, 2025, and was not eligible for Change-in-Control.

CEO Pay Ratio
For the year ended December 31, 2025, the ratio of our CEO’s Total Compensation to the FHLBNY’s median of the annual Total
Compensation of all our employees, except the CEO (“Median Employee”) is (15:1). Total Compensation of the Median Employee for
2025 is calculated in the same manner. “Total Compensation” for 2025 is shown for our CEO in the Summary Compensation Table, which includes, among other things, amounts attributable to the change in pension value, which will vary among employees based upon their tenure at the FHLBNY. During 2025, the total pension values for the Median Employee was $54,000.
Two individuals served as CEO at the FHLBNY during different periods in 2025. Mr. González served as the FHLBNY President &
CEO from April 2, 2014 to January 31, 2025. Effective February 1, 2025, Mr. Snook was appointed the FHLBNY President & CEO.
For 2025, the Total Compensation of the Median Employee was $250,972. The FHLBNY used $2,203,800 as the Total Compensation of the CEO which represents Mr. Snook’s annualized 2025 Total Compensation for purposes of the CEO pay ratio disclosure.
We identified the Median Employee as of October 1, 2025, by compiling the amount of base salary and incentive awards as reflected in our payroll records for each of the employees who were employed by the FHLBNY during 2025 regardless of whether they were still employed by the Bank on October 1, 2025. We then ranked the annualized cash compensation for all such employees (a list of
408 employees) from lowest to highest, excluding the CEO, and which was applied consistently to all our employees included in the calculation. We believe this compensation measure reasonably reflects the annual compensation of all the FHLBNY employees and was prepared under applicable SEC rules. The FHLBNY included all full-time employees in the calculation of the Median Employee and annualized all such employees who were not employed by us for all of 2025.
DIRECTOR COMPENSATION
The following table summarizes the compensation paid by us to each of our Directors for the year ended December 31, 2025 (whole dollars):

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Larry E. Thompson (2025 Chair)	$156,100	$—	$—	$—	$—	$—	$156,100
David J. Nasca (2025 Vice Chair)	138,600	—	—	—	—	—	138,600
Melba I. Acosta	123,000	—	—	—	—	—	123,000
José R. Fernández	123,000	—	—	—	—	—	123,000
Robert Fisher	123,000	—	—	—	—	—	123,000
David R. Huber	130,000	—	—	—	—	—	130,000
Thomas J. Kemly	130,000	—	—	—	—	—	130,000
Charles E. Kilbourne	130,000	—	—	—	—	—	130,000
Steven M. Klein	123,000	—	—	—	—	—	123,000
Carolyn B. Maloney	123,000	—	—	—	—	—	123,000
Christopher P. Martin	130,000	—	—	—	—	—	130,000
Gerald L. Reeves	123,000	—	—	—	—	—	123,000
Ghillaine Reid-Melboure	123,000	—	—	—	—	—	123,000
Ira Robbins	130,000	—	—	—	—	—	130,000
Stephen S. Romaine	130,000	—	—	—	—	—	130,000
Josie J. Thomas	123,000	—	—	—	—	—	123,000
Anders M. Tomson	123,000	—	—	—	—	—	123,000
William J. Turner, Jr.	123,000	—	—	—	—	—	123,000
Ángela Weyne	123,000	—	—	—	—	—	123,000
Total Fees	$2,427,700	$—	$—	$—	$—	$—	$2,427,700

Director Compensation Policy: Director Fee Opportunities
The Board establishes on an annual basis a Director Compensation Policy governing compensation for Board meeting attendance. This policy is established in accordance with the provisions of the Federal Home Loan Bank Act (Bank Act) and related Federal Housing
Finance Agency regulations. In sum, the applicable statutes and regulations allow each FHLBank to pay its Directors reasonable compensation and expenses, subject to the authority of the Director of the Finance Agency to object to, and to prohibit prospectively, compensation and/or expenses that the Director of the Finance Agency determines are not reasonable. The Director Compensation
Policy provides that directors shall be paid a meeting fee for their attendance at meetings of the Board of Directors up to a maximum annual compensation amount as set forth in the Director Compensation Policy.
In determining appropriate and reasonable fee opportunities available to FHLBNY Directors, the Board takes into consideration the following factors:
•the desire to attract and retain highly qualified and skilled individuals in order to help guide a complex and highly-regulated financial institution that is subject to a variety of financial, reputational and other risks;
•the highly competitive environment for talent in the New York City metropolitan area — a center of world finance in which stock exchanges, securities companies and other sophisticated financial institutions are located (and in this regard, we note that Directors are required to be sourced from within the District and the pay rate should reflect the local market);
•the demands of the Director position, including the time and effort that Directors must devote to FHLBNY and Board business as the Board meets more frequently than many public company boards;
•the FHLBNY must pay competitive director compensation in order to attract and retain board members with a wide range of experiences and expertise, and who often have several opportunities to join other boards;
•the overall performance of the FHLBNY, an institution that is a Federal Home Loan Bank System leader, a strong financial performer, a reliable source of liquidity for its customers, and a provider of a consistent dividend — and an institution which wishes to maintain this performance; and
•Director compensation surveys performed over time by outside compensation consultants, most recently in 2025 — surveys which have provided the Directors with the ability to compare Director compensation opportunities with compensation opportunities available at other institutions.
The Board reviews the issue of appropriate and reasonable Director fee opportunities on an annual basis.

Below are tables summarizing the Director fees and the annual compensation limits that were set by the Board for 2025. Following these tables are additional tables summarizing the Director fees and the annual compensation limits set by the Board for 2026.
Director Fee Opportunities —2025 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears) (b)
Chairman	$19,512
Vice Chairman	$17,325
Committee Chairs (a)	$16,250
All Other Directors	$15,375
Director Annual Compensation Limits — 2025 (in whole dollars)

Position	Annual Limit
Chairman	$156,100
Vice Chairman	$138,600
Committee Chairs (a)	$130,000
All Other Directors	$123,000

(a)A Committee Chair does not receive any additional payment if he or she serves as the Chair of more than one Board Committee.
In addition, the Board Chair and Board Vice Chair do not receive any additional compensation if they serve as a Chair of one or more Board Committees.
(b)The numbers in this column represent payments for each of eight meetings attended by the Committee Chairs and all other
Directors other than the Board Chair and Board Vice Chair. The numbers in this column also represent payments for each of seven meetings attended by the Board Chair and the Board Vice Chair. If an eighth meeting is attended by the Board Chair, they will receive $19,512 for that meeting.
Director Fee Opportunities — 2026 (in whole dollars)

Position	Fees For Each Board Meeting Attended (Paid Quarterly in Arrears) (b)
Chairman	$20,293
Vice Chairman	$17,750
Chairs of Audit, Corporate Governance & External Affairs, Compensation and Human Resources, and Risk Committees(a)	$16,900
Chairs of Housing and Strategy & Business Committees(a)	$16,250
All Other Directors	$15,375
Director Annual Compensation Limits — 2026 (in whole dollars)

Position	Annual Limit
Chairman	$162,344
Vice Chairman	$142,000
Chairs of Audit, Corporate Governance & External Affairs, Compensation and Human Resources, and Risk Committees(a)	$135,200
Chairs of Housing and Strategy & Business Committees(a)	$130,000
All Other Directors	$123,000

(a)A Committee Chair does not receive any additional payment if he or she serves as the Chair of more than one Board Committee.
In addition, the Board Chair and Board Vice Chair do not receive any additional compensation if they serve as a Chair of one or more Board Committees.
(b)The numbers in this column represent payments for each of eight meetings attended by the Board Vice Chair, the Committee
Chairs and all other Directors. The numbers in this column also represent payments for each of seven meetings attended by the
Board Chair. If an eighth meeting is attended by the Board Chair, they will receive $20,293 for that meeting.
Director Compensation Policy: Director Expenses
The Director Compensation Policy also authorizes us to reimburse Directors for necessary and reasonable travel, subsistence, and other related expenses incurred in connection with the performance of their official duties. For expense reimbursement purposes,
Directors’ official duties can include:
•Meetings of the Board and Board Committees
•Meetings requested by the Federal Housing Finance Agency
•Meetings of Federal Home Loan Bank System committees
•Federal Home Loan Bank System director orientation meetings
•Meetings of the Council of Federal Home Loan Banks and Council committees
•Attendance at other events on behalf of the Bank with prior approval
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
FHLBNY stock can only be held by member financial institutions. No person, including directors and executive officers of the
FHLBNY, may own our capital stock. As such, we do not offer any compensation plan to any individuals under which equity securities of the Bank are authorized for issuance. The following tables provide information about those members who were beneficial owners of more than 5% of our outstanding capital stock (shares in thousands) as of February 28, 2026 and December 31, 2025:

Name of Beneficial Owner	February 28, 2026 Principal Executive Office Address	Number of Shares Owned	Percent of Total Capital Stock
Teachers Insurance and Annuity Association of America	730 Third Avenue, New York, NY, 10017	7,190	11.22%
Citibank, N.A.	388 Greenwich Street, New York, NY, 10013	6,804	10.61
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	6,276	9.79
Metropolitan Tower Life Insurance Company	One MetLife Way, Whippany, NJ, 07981	724	1.13
		7,000	10.92
Flagstar Bank, National Association	102 Duffy Avenue, Hicksville, NY, 11801	4,290	6.69
Morgan Stanley Private Bank, National Association	2000 Westchester Avenue, Purchase, NY,10577	3,650	5.69
Equitable Financial Life Insurance Co.	1290 Avenue of the Americas, New York, NY, 10104	3,227	5.03
Manufacturers and Traders Trust Company	One M & T Plaza, Buffalo, NY, 14203	3,223	5.03
		35,385	55.19%

Name of Beneficial Owner	December 31, 2025 Principal Executive Office Address	Number of Shares Owned	Percent of Total Capital Stock
MetLife, Inc.:
Metropolitan Life Insurance Company	200 Park Avenue, New York, NY, 10166	6,276	11.58%
Metropolitan Tower Life Insurance Company	One MetLife Way, Whippany, NJ, 07981	724	1.34
		7,000	12.92
Flagstar Bank, National Association	102 Duffy Avenue, Hicksville, NY, 11801	4,969	9.17
Citibank, N.A.	388 Greenwich Street, New York, NY, 10013	4,556	8.41
Teachers Ins. & Annuity Assoc of America	730 Third Avenue, New York, NY, 10017	3,753	6.93
Equitable Financial Life Insurance Co.	1290 Avenue of the Americas, New York, NY, 10104	3,227	5.96
Goldman Sachs Bank USA	200 West Street, New York, NY, 10282	2,975	5.49
		26,480	48.88%
All capital stock held by each member of the FHLBNY is by law automatically pledged to the FHLBNY as additional collateral for all indebtedness of each such member to the FHLBNY.

				December 31, 2025
Name	Director	City	State	Number of Shares Owned	Percent of Total Capital Stock
MetLife, Inc.:
Metropolitan Life Insurance Company	William (Bill) Turner	New York	NY	6,276	11.58%
Metropolitan Tower Life Insurance Company	William (Bill) Turner	Whippany	NJ	724	1.34
				7,000	12.92
Valley National Bank	Ira Robbins	Morristown	NJ	1,627	3.00
Provident Bank	Christopher P. Martin	Iselin	NJ	1,150	2.12
Columbia Bank	Thomas J. Kemly	Fair Lawn	NJ	646	1.19
Northfield Bank	Steven M. Klein	Staten Island,	NY	466	0.86
Tompkins Community Bank	Stephen S. Romaine	Ithaca	NY	322	0.59
NBT Bank, N.A.	David J. Nasca	Norwich	NY	136	0.25
Tioga State Bank	Robert M. Fisher	Owego	NY	28	0.05
Chemung Canal Trust Company	Anders M Tomson	Elmira	NY	64	0.12
Sturdy Savings Bank	Gerald L. Reeves	Cape May Court House	NJ	11	0.02
				11,449	21.12%
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
Director Independence
In General
During the period from January 1, 2025 through and including the date of this annual report on Form 10-K, the Bank had a cumulative total of 20 directors serving on its Board, 12 of whom were Member Directors (i.e., directors elected by the Bank’s members who are officers or directors of Bank members) and 8 of whom were Independent Directors (i.e., directors elected by the Bank’s members who are not officers or directors of Bank members). All of the Bank’s directors were independent of management from the standpoint that they were not, and could not serve as, Bank employees or officers. Also, all individuals, including the Bank’s directors, are prohibited by law from personally owning stock or stock options in the Bank. In addition, the Bank is required to determine whether at least some of its directors are independent under two distinct director independence standards. First, Federal Housing Finance Agency (Finance
Agency) regulations establish independence criteria for directors who serve as members of the Audit Committee of the Board of
Directors. Second, for disclosure purposes, the Securities and Exchange Commission’s (SEC) regulations require that the Bank disclose whether the members of its Board of Directors are independent under the independence criteria of a national securities exchange or an inter-dealer quotation system in assessing the independence of its directors. In addition, Rule 10A-3 promulgated under the Exchange Act sets forth the independence requirements of directors serving on the Audit Committee of an SEC reporting company.
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
employment with the Bank at any time during the last five years; acceptance of compensation from the Bank other than for service as a director; being a consultant, advisor, promoter, underwriter or legal counsel for the Bank at any time within the last five years; and
being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The
Board of Directors has assessed the independence of all directors under the Finance Agency’s independence standards, regardless of whether they serve on the Audit Committee. From January 1, 2025 through and including the date of this Annual Report on Form 10-
K, the Board has determined that all of the persons who served as a director of the Bank, including all directors who served as members of the Audit Committee, were independent under these criteria.
Exchange Act and NYSE Rules Regarding Independence
In addition, pursuant to SEC regulations, for disclosure purposes, the Board applies the independence standards of the New York
Stock Exchange (NYSE) to determine which of its directors and committee members are independent. The Board also applies
Rule 10A-3 to determine the independence of the directors serving on its Audit Committee.
After applying the NYSE independence standards, the Board has determined that all of the Bank’s Independent Directors who served at any time during the period from January 1, 2025 through and including the date of this annual report on Form 10-K (i.e., Melba I.

Acosta, David R. Huber, Charles E. Kilbourne, Carolyn B. Maloney, Ghillaine A. Reid, Josie J. Thomas, Larry E. Thompson and
Ángela Weyne) were independent.
Separately, the Board was unable to affirmatively determine that there were no material relationships (as defined in the NYSE rules)
between the Bank and its Member Directors, and has therefore concluded that none of the Bank’s Member Directors who served at any time during the aforementioned period (i.e., José R. Fernández, Robert M. Fisher, David J. Hanrahan, Thomas J. Kemly, Steven
M. Klein, Christopher P. Martin, David J. Nasca, Gerald L. Reeves, Ira Robbins, Stephen S. Romaine, Anders M. Tomson, and
William J. Turner, Jr.) were independent under the NYSE independence standards.
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
The Board has a standing Audit Committee. For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Board’s Audit Committee during the period from January 1, 2025 through and including the date of this annual report on Form 10-K (Robert M. Fisher, David J. Hanrahan, Thomas J. Kemly, Steven M. Klein, Gerald L. Reeves,
and Anders M. Tomson) were independent under the NYSE standards for such committee members. The Board also determined that the Independent Directors who served as members of the Board’s Audit Committee during the period from January 1, 2025 through and including the date of this annual report on Form 10-K (Melba I. Acosta, David R. Huber and Ghillaine A. Reid) were independent under the NYSE independence standards for such committee members. The Board also applied Rule 10A-3 to assess the independence of the members of its Audit Committee.
Under Rule 10A-3, in order to be considered independent, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. During the period from January 1, 2025 through and including the date of this annual report on
Form 10-K, all of our directors, including all members of our Audit Committee, were independent under these criteria.
The Board also has a standing Compensation & Human Resources Committee (C&HRC). For the reasons noted above, the Board has determined that none of the Member Directors who served at any time as members of the Bank’s C&HRC during the period from
January 1, 2025 through and including the date of this annual report on Form 10-K (José R. Fernández, Robert M. Fisher, Thomas J.
Kemly, Christopher P. Martin, David J. Nasca, Ira Robbins, and Anders M. Tomson) were independent under the NYSE standards for such committee members. The Board also determined that the Independent Directors who served as members of the Board’s C&HRC during the period from January 1, 2025 through and including the date of this annual report on Form 10-K (David R. Huber, Josie J.
Thomas and Ángela Weyne) were independent under the NYSE independence standards for such committee members.

Item 14.    Principal Accounting Fees and Services.
The following table sets forth the fees paid to our independent registered public accounting firm, PricewaterhouseCoopers, LLP
(PwC), during years ended December 31, 2025, 2024 and 2023 (in thousands):

	Years ended December 31,
	2025 (a)	2024 (a)	2023 (a)
Audit Fees and Expenses	$1,086	$1,055	$1,051
Audit-related Fees	73	198	69
Tax Fees	6	6	20
All Other Fees	—	2	3
Total	$1,165	$1,261	$1,143

(a)The amounts in the table do not include the assessment from the Office of Finance (OF) for the Bank’s share of the audit fees of approximately $87 thousand, $76 thousand and $72 thousand for 2025, 2024 and 2023, incurred in connection with the audit of the combined financial statements published by the OF.
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
(a)1. Financial Statements
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
3. Exhibits

No.	Exhibit Description	Filed with this Form 10-K	Form*	Date Filed
3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/01/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	8/18/2023
4.01	Amended and Restated Capital Plan of the Bank (effective until 4/6/2025)		8-K	06/24/2022
4.02	Description of Securities	X
4.01	Amended and Restated Capital Plan of the Bank (currently effective)		8-K	03/06/2025
10.01	Bank 2022 Incentive Compensation Plan(a)		8-K	03/30/2022
10.02	Bank 2023 Incentive Compensation Plan(a)		8-K	10/03/2023
10.03	Bank 2024 Incentive Compensation Plan(a)		8-K	04/19/2024
10.04	Bank 2025 Incentive Compensation Plan(a)		8-K	03/13/2025
10.05	Bank 2026 Incentive Compensation Plan(a)		8-K	03/05/2026
10.06	2026 Director Compensation Policy(a)	X
10.07	Bank Amended and Restated Severance Pay Plan(a)	X
10.08	Non-qualified Deferred Compensation Plan(a)	X
10.09	Bank Amended and Restated Bank Profit Sharing Plan(a)		10-K	03/25/2013
10.10	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Agreement (2017)		10-K	03/22/2017
10.11	Form of Executive Change in Control Agreement between the Bank and each of the CEO and the other NEOs(a)	X
10.12	Amended Joint Capital Enhancement Agreement among the Federal Home Loan Banks		8-K	08/05/2011
19.01	Insider Trading Policy (included in Bank’s Code of Business Conduct and Ethics)	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
99.01	Audit Committee Report	X
99.02	Audit Committee Charter	X

No.	Exhibit Description	Filed with this Form 10-K	Form*	Date Filed
101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
Notes:

*Means that this exhibit is incorporated by reference from the named Form; the filing date of such named Form is listed in the next column.
(a)This exhibit includes a management contract, compensatory plan or arrangement required to be noted herein.
Item 16.    Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Federal Home Loan Bank of New York

By:	/s/ Randolph C. Snook
Randolph C. Snook
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 20, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated below:

Signature	Title	Date

/s/ Randolph C. Snook	President and Chief Executive Officer	March 20, 2026
Randolph C. Snook
(Principal Executive Officer)

/s/ Kevin M. Neylan	Senior Vice President and Chief Financial Officer	March 20, 2026
Kevin M. Neylan
(Principal Financial Officer)

/s/ Scott Kay	Vice President, Chief Accounting Officer and Controller	March 20, 2026
Scott Kay
(Principal Accounting Officer)

/s/ Christopher P. Martin	Chairman of the Board of Directors	March 20, 2026
Christopher P. Martin

/s/ Stephen S. Romaine	Vice Chairman of the Board of Directors	March 20, 2026
Stephen S. Romaine

/s/ Melba I. Acosta	Director	March 20, 2026
Melba I. Acosta

/s/ José R. Fernández	Director	March 20, 2026
José R. Fernández

/s/ Robert M. Fisher	Director	March 20, 2026
Robert M. Fisher

/s/ David J. Hanrahan	Director	March 20, 2026
David J. Hanrahan

/s/ David R. Huber	Director	March 20, 2026
David R. Huber

/s/ Thomas J. Kemly	Director	March 20, 2026
Thomas J. Kemly

Signature	Title	Date

/s/ Charles E. Kilbourne	Director	March 20, 2026
Charles E. Kilbourne

/s/ Steven M. Klein	Director	March 20, 2026
Steven M. Klein

/s/ Carolyn B. Maloney	Director	March 20, 2026
Carolyn B. Maloney

/s/ Ira Robbins	Director	March 20, 2026
Ira Robbins

/s/ Josie J. Thomas	Director	March 20, 2026
Josie J. Thomas

/s/ Anders M. Tomson	Director	March 20, 2026
Anders M. Tomson

/s/ Ángela Weyne	Director	March 20, 2026
Ángela Weyne