Form 10-Q
period 2026-03-31
Federal Home Loan Bank of New York
filed 2026-05-07
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
Or
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
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange
Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Small Reporting Company ☐
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of issuer’s Class B capital stock as of  April 30, 2026 was 73,203,434.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

Federal Home Loan Bank of New York
Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)
As of March 31, 2026 and December 31, 2025

	March 31, 2026	December 31, 2025
Assets
Cash and due from banks (Note 3)	$50,897	$38,192
Interest-bearing deposits (Note 4)	3,350,000	2,960,000
Securities purchased under agreements to resell (Note 4)	10,960,000	15,950,000
Federal funds sold (Note 4)	13,830,000	11,550,000
Trading securities (Note 5) (Includes $844,699 pledged as collateral at March 31, 2026 and $845,578 at December 31, 2025)	10,654,841	7,387,187
Equity Investments (Note 6)	102,460	103,707
Available-for-sale securities, amortized cost of $12,304,155 at March 31, 2026 and $12,377,325 at December 31, 2025 (Note 7)	12,249,075	12,345,845
Held-to-maturity securities, net of allowance for credit losses of $76 at March 31, 2026 and $76 at December 31, 2025 (Note 8) (Includes $0 pledged as collateral at March 31, 2026 and December 31, 2025)	11,745,509	10,490,167
Advances (Note 9) (Includes $0 at March 31, 2026 and December 31, 2025 at fair value under the fair value option)	110,240,342	92,306,684
Mortgage loans held-for-portfolio, net of allowance for credit losses of $3,868 at March 31, 2026 and $3,691 at December 31, 2025 (Note 10)	2,689,469	2,644,449
Accrued interest receivable	591,649	523,973
Premises, software, and equipment	80,425	84,524
Operating lease right-of-use assets (Note 19)	42,941	44,289
Finance lease right-of-use asset (Note 19)	1,414	1,532
Derivative assets (Note 17)	62,933	99,548
Other assets	12,858	14,896
Total assets	$176,664,813	$156,544,993

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,904,823	$3,071,958
Non-interest-bearing demand	19,165	18,003
Total deposits	1,923,988	3,089,961

Consolidated obligations, net (Note 12)
Bonds (Includes $525,746 at March 31, 2026 and $556,866 at December 31, 2025 at fair value under the fair value option)	66,279,587	68,466,741
Discount notes (Includes $5,309,607 at March 31, 2026 and $577,958 at December 31, 2025 at fair value under the fair value option)	98,719,386	76,019,517
Total consolidated obligations	164,998,973	144,486,258

Mandatorily redeemable capital stock (Note 14)	7,737	7,585

Accrued interest payable	392,997	470,265
Affordable Housing Program (Note 13)	251,778	247,824
Derivative liabilities (Note 17)	23,935	4,097
Other liabilities	150,522	167,633
Operating lease liabilities (Note 19)	53,111	54,696
Finance lease liabilities (Note 19)	1,456	1,571
Total liabilities	167,804,497	148,529,890

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 62,277 at March 31, 2026 and 54,111 at December 31, 2025	6,227,676	5,411,075
Retained earnings
Unrestricted	1,306,426	1,286,417
Restricted	1,359,499	1,328,728
Total retained earnings	2,665,925	2,615,145
Total accumulated other comprehensive income (loss)	(33,285)	(11,117)
Total capital	8,860,316	8,015,103
Total liabilities and capital	$176,664,813	$156,544,993
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Income — Unaudited (In Thousands, Except Per Share Data)
For the Three Months Ended March 31, 2026 and 2025

	Three months ended March 31,
	2026	2025
Interest income
Advances, net (Note 9)	$1,035,828	$1,207,004
Interest-bearing deposits (Note 4)	29,964	35,058
Securities purchased under agreements to resell (Note 4)	113,016	51,277
Federal funds sold (Note 4)	117,874	218,915
Trading securities (Note 5)	66,504	58,319
Available-for-sale securities (Note 7)	131,533	121,872
Held-to-maturity securities (Note 8)	102,790	106,329
Mortgage loans held-for-portfolio (Note 10)	27,457	22,666
Loans to other FHLBanks (Note 20)	5	60

Total interest income	1,624,971	1,821,500

Interest expense
Consolidated obligation bonds (Note 12)	587,160	889,166
Consolidated obligation discount notes (Note 12)	798,663	689,856
Deposits (Note 11)	21,314	27,164
Mandatorily redeemable capital stock (Note 14)	139	101
Cash collateral held and other borrowings	233	206

Total interest expense	1,407,509	1,606,493

Net interest income before provision for credit losses	217,462	215,007

Provision (Reversal) for credit losses	177	167

Net interest income after provision for credit losses	217,285	214,840

Other income (loss)
Service fees and other	6,304	5,626
Instruments held under the fair value option gains (losses) (Note 18)	1,134	(15,981)
Derivative gains (losses) (Note 17)	46,639	(29,668)
Securities gains (losses) (Note 5 & Note 8)	(34,869)	60,553
Equity investments gains (losses) (Note 6)	(1,650)	165
Litigation settlement	751	—

Total other income (loss)	18,309	20,695

Other expenses
Operating	23,739	21,593
Compensation and benefits	31,218	30,002
Voluntary Contributions (Note 13)	2,752	3,072
Finance Agency and Office of Finance	4,753	5,904
Other expenses	2,164	1,998
Total other expenses	64,626	62,569

Income before assessments	170,968	172,966

Affordable Housing Program Assessments (Note 13)	17,111	17,307

Net income	$153,857	$155,659

Basic earnings per share (Note 15)	$2.62	$2.66
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Comprehensive Income — Unaudited (In Thousands)
For the Three Months Ended March 31, 2026 and 2025

	Three months ended March 31,
	2026	2025
Net Income	$153,857	$155,659
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	(50,873)	201,199
Net change in non-credit portion on held-to-maturity securities	—	46
Net change due to hedging activities
Cash flow hedges (a)	1,310	(17,798)
Fair value hedges (b)	27,273	(149,385)
Total net change due to hedging activities	28,583	(167,183)
Net change in pension and postretirement benefits	122	(68)
Total other comprehensive income (loss)	(22,168)	33,994
Total comprehensive income (loss)	$131,689	$189,653

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

Federal Home Loan Bank of New York
Statements of Capital — Unaudited (In Thousands, Except Per Share Data)
For the Three Months Ended March 31, 2026 and 2025

	Capital Stock(a) Class B		Retained Earnings			Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital

Balance, December 31, 2024	60,144	$6,014,414	$1,286,317	$1,208,776	$2,495,093	$(99,978)	$8,409,529
Proceeds from issuance of capital stock	13,048	1,304,823	—	—	—	—	1,304,823
Repurchase/redemption of capital stock	(16,886)	(1,688,628)	—	—	—	—	(1,688,628)
Shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—
Cash dividends ($2.33 per share) on capital stock	—	—	(138,364)	—	(138,364)	—	(138,364)
Comprehensive income (loss)	—	—	124,527	31,132	155,659	33,994	189,653
Balance, March 31, 2025	56,306	$5,630,609	$1,272,480	$1,239,908	$2,512,388	$(65,984)	$8,077,013

Balance, December 31, 2025	54,111	$5,411,075	$1,286,417	$1,328,728	$2,615,145	$(11,117)	$8,015,103
Proceeds from issuance of capital stock	32,911	3,291,121	—	—	—	—	3,291,121
Repurchase/redemption of capital stock	(24,732)	(2,473,183)	—	—	—	—	(2,473,183)
Shares reclassified to mandatorily redeemable capital stock	(13)	(1,337)	—	—	—	—	(1,337)
Cash dividends ($1.92 per share) on capital stock	—	—	(103,077)	—	(103,077)	—	(103,077)
Comprehensive income (loss)	—	—	123,086	30,771	153,857	(22,168)	131,689
Balance, March 31, 2026	62,277	$6,227,676	$1,306,426	$1,359,499	$2,665,925	$(33,285)	$8,860,316

(a)Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital and Mandatorily Redeemable Capital Stock.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (In Thousands)
For the Three Months Ended March 31, 2026 and 2025

	Three months ended March 31,
	2026	2025
Operating activities
Net Income	$153,857	$155,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	(121,303)	(458,857)
Concessions on consolidated obligations	941	694
Premises, software, and equipment	4,882	4,145
Provision (Reversal) for credit losses	177	167
Change in net fair value adjustments on derivatives and hedging activities	93,697	(342,367)
Net realized and unrealized (gains) losses on trading securities	34,869	(60,553)
Change in fair value on Equity Investments	2,140	(2,529)
Change in fair value adjustments on financial instruments held at fair value	(1,134)	15,981
Net change in:
Accrued interest receivable	(67,846)	81,288
Derivative assets due to accrued interest	147,891	278,714
Derivative liabilities due to accrued interest	(148,480)	(330,470)
Other assets	2,148	(2,844)
Affordable Housing Program liability	3,953	4,693
Accrued interest payable	(77,267)	(23,669)
Other liabilities	(15,483)	(780)
Total adjustments	(140,815)	(836,387)
Net cash provided by (used in) operating activities	$13,042	$(680,728)

Investing activities
Net change in:
Interest-bearing deposits	$(337,300)	$203,500
Securities purchased under agreements to resell	4,990,000	600,000
Federal funds sold	(2,280,000)	(5,165,000)
Deposits with other FHLBanks	45	66
Equity Investments	(893)	2,611
Premises, software, and equipment	(666)	(2,134)
Trading securities:
Purchased	(4,482,652)	(1,040,754)
Proceeds from sales	1,192,283	488,020
Available-for-sale securities:
Purchased	—	(516,188)
Repayments	46,184	136,906
Held-to-maturity securities:
Long-term Securities
Purchased	(1,835,472)	(55,000)
Repayments	580,684	553,315
Advances:
Principal collected	233,808,889	189,606,604
Made	(251,850,491)	(180,998,417)
Mortgage loans held-for-portfolio:
Principal collected	67,531	50,357
Purchased	(114,414)	(85,743)
Proceeds from sales of REO	151	560
Net cash provided by (used in) investing activities	$(20,216,121)	$3,778,703
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (In Thousands)
For the Three Months Ended March 31, 2026 and 2025

	Three months ended March 31,
	2026	2025
Financing activities
Net change in:
Deposits and other borrowings	$(1,176,533)	$319,162
Derivative contracts with financing element	—	(49)
Payments on principal portion of finance lease obligation	(116)	(112)
Consolidated obligation bonds:
Proceeds from issuance	16,446,500	31,777,525
Payments for maturing and early retirement	(18,600,117)	(20,352,425)
Consolidated obligation discount notes:
Proceeds from issuance	212,641,127	156,518,989
Payments for maturing	(189,808,753)	(170,763,832)
Capital stock:
Proceeds from issuance of capital stock	3,291,121	1,304,823
Payments for repurchase/redemption of capital stock	(2,473,183)	(1,688,628)
Redemption of mandatorily redeemable capital stock	(1,185)	(187)
Cash dividends paid (a)	(103,077)	(138,364)
Net cash provided by (used in) financing activities	$20,215,784	$(3,023,098)
Net increase (decrease) in cash and due from banks	12,705	74,877
Cash and due from banks at beginning of the period (b)	38,192	26,141
Cash and due from banks at end of the period (b)	$50,897	$101,018

Supplemental disclosures:
Interest paid	$829,811	$1,257,124
Interest paid for Discount Notes (c)	$911,880	$1,111,700
Affordable Housing Program payments (d)	$13,157	$12,614
Transfers of mortgage loans to real estate owned	$137	$—
Capital stock subject to mandatory redemption reclassified from equity	$1,337	$—
Interest paid for finance lease	$11	$15
Carrying Value of Trading securities pledged collateral which can be repledged or resold	$844,699	$820,828
Carrying Value of AFS securities pledged collateral which can be repledged or resold	$—	$—
Carrying Value of HTM securities pledged collateral which can be repledged or resold	$—	$—

(a)Does not include payments to holders of mandatorily redeemable capital stock. Such payments are considered as interest expense and reported within operating cash flows.
(b)Cash and due from Banks includes pass-thru reserves at the Federal Reserve Bank of New York. See Note 3. Cash and Due from
Banks for further information. Interest-bearing deposits are considered investments and are not included in cash or cash equivalent.
(c)Interest paid for Discount Notes is the portion of the cash payments at settlement of zero-coupon Consolidated obligation discount notes.
(d)AHP payments equals beginning accrual minus ending accrual plus AHP assessment for the period; payments represent funds released to the Affordable Housing Program.
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF NEW YORK
NOTES TO FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies.
These unaudited quarterly financial statements do not include all disclosures associated with annual combined financial statements, and therefore should be read in conjunction with the audited financial statements included in the Federal Home Loan Bank of New
York Financial Report for the year ended December 31, 2025. In addition, the results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2026.
Basis of Presentation
The accompanying financial statements of The Federal Home Loan Bank of New York (“we,” “us,” “our,” “the Bank” or the
“FHLBNY”) have been prepared in accordance with Generally Accepted Accounting Principles in the United States (GAAP) and
with the instructions provided by the Securities and Exchange Commission (SEC).
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
Compensating Balances
The FHLBNY has arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances. There are no restrictions on the withdrawal of funds in this arrangement. The compensating balances were $30.0 million at
March 31, 2026 and $5.0 million at December 31, 2025. There were no restricted cash balances at March 31, 2026 and December 31,
2025.
Pass-through Deposit Reserves
The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. There were no pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY at March 31, 2026 and December 31, 2025, respectively.
Note 4.    Interest-bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell.
The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. The following table provides the carrying value and fair value of short-term investments at March 31, 2026 and
December 31, 2025 (in thousands):

Carrying value	March 31, 2026	December 31, 2025
Interest-bearing deposits	$3,350,000	$2,960,000
Securities purchased under agreements to resell	10,960,000	15,950,000
Federal funds sold	13,830,000	11,550,000
Total short-term investments	$28,140,000	$30,460,000
U.S. Treasury securities at market values of $11.3 billion at March 31, 2026 and $16.3 billion at December 31, 2025 were received at
BONY to collateralize the overnight investments. Transactions recorded as Securities purchased under agreements to resell were accounted as collateralized financing transactions.

Note 5.    Trading Securities.
The carrying value of a trading security equals its fair value. The following table provides security types at March 31, 2026 and
December 31, 2025 (in thousands):

Fair value	March 31, 2026	December 31, 2025
U.S. Treasury notes	$10,654,841	$7,387,187
Total trading securities	$10,654,841	$7,387,187
The carrying values of trading securities included net unrealized fair value losses of $130.3 million at March 31, 2026 and losses of
$96.1 million at December 31, 2025. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Federal Housing Finance Agency guidance, also referred to as U.S.
Federal Housing (FHFA or the Finance Agency), we do not participate in speculative trading practices.
The following tables present redemption terms of the major types of trading securities (dollars in thousands):
Redemption Terms

	March 31, 2026
	Due in one year or less	Due after one year through five years	Total Fair Value
U.S. Treasury notes	$2,772,286	$7,882,555	$10,654,841
Total trading securities	$2,772,286	$7,882,555	$10,654,841
Yield on trading securities	2.95%	3.14%	3.09%

	December 31, 2025
	Due in one year or less	Due after one year through five years	Total Fair Value
U.S. Treasury notes	$2,305,878	$5,081,309	$7,387,187
Total trading securities	$2,305,878	$5,081,309	$7,387,187
Yield on trading securities	1.41%	2.53%	2.18%
Note 6.    Equity Investments.
The FHLBNY has classified its grantor trusts as equity investments. The carrying value of equity investments in the Statements of
Condition, and the types of assets in the grantor trusts were as follows (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains (b)	Gross Unrealized Losses (b)	Fair Value (c)
Cash equivalents	$6,427	$—	$—	$6,427
Equity funds	42,016	33,820	(18,477)	57,358
Fixed income funds	38,941	7,357	(7,623)	38,675
Total Equity Investments (a)	$87,384	$41,177	$(26,100)	$102,460

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains (b)	Gross Unrealized Losses (b)	Fair Value (c)
Cash equivalents	$5,804	$—	$—	$5,804
Equity funds	41,336	30,824	(13,897)	58,263
Fixed income funds	39,351	6,505	(6,216)	39,640
Total Equity Investments (a)	$86,491	$37,329	$(20,113)	$103,707

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
Note 7.    Available-for-Sale Securities.
The following tables provide major security types (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Housing and U.S. Obligations(a)	$2,222,778	$1,026		$(1,357)		$2,222,447
Mortgage-backed securities
Floating
CMO	279,339	648		(855)		279,132
Pass-through	2,502	83		—		2,585
Total Floating	281,841	731		(855)		281,717
Fixed
CMBS	10,190,724	33,575		(479,388)		9,744,911
Total Fixed	10,190,724	33,575		(479,388)		9,744,911
MBS AFS Before Hedging Adjustments	10,472,565	34,306	(b)	(480,243)	(b)	10,026,628
Hedging Basis Adjustments (c)	(391,188)	391,188		—		—
Total Available-for-sale securities (MBS)	10,081,377	425,494		(480,243)		10,026,628
Total Available-for-sale securities	$12,304,155	$426,520		$(481,600)		$12,249,075

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Housing and U.S. Obligations(a)	$2,223,460	$2,599		$(1,264)		$2,224,795
Mortgage-backed securities
Floating
CMO	291,061	509		(1,402)		290,168
Pass-through	2,552	84		—		2,636
Total Floating	293,613	593		(1,402)		292,804
Fixed
CMBS	10,224,167	55,871		(451,792)		9,828,246
Total Fixed	10,224,167	55,871		(451,792)		9,828,246
MBS AFS Before Hedging Adjustments	10,517,780	56,464	(b)	(453,194)	(b)	10,121,050
Hedging Basis Adjustments (c)	(363,915)	363,915		—		—
Total Available-for-sale securities (MBS)	10,153,865	420,379		(453,194)		10,121,050
Total Available-for-sale securities	$12,377,325	$422,978		$(454,458)		$12,345,845

(a)Amounts represent state and local housing finance agency obligations ("HFA") and U.S. Treasury Securities.
(b)Amounts represent specialized third-party pricing vendors’ estimates of gains/losses of AFS securities; market pricing is based on historical amortized cost adjusted for pay downs and amortization of premiums and discounts; fair value unrealized gains and losses are before adjusting book values for hedge basis adjustments and will equal market values of AFS securities recorded in AOCI. Fair value hedges were executed to mitigate the interest rate risk of the hedged fixed-rate securities due to changes in the designated benchmark rate.
(c)Amounts represent fair value hedging basis due to changes in the benchmark rate and were recorded as an adjustment to the carrying values of hedged securities; the adjustments impacted the unrealized market value gains and losses. In the table above, the benchmark hedging basis adjustments were reported separately from the market-based prices of ASC 815 qualifying hedges to provide greater clarity to market-based pricing of the securities.

Credit Loss Analysis of AFS Securities
The Bank evaluates its individual AFS securities for impairment by comparing the security’s fair value to its amortized cost.
Substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at March 31, 2026 and December 31, 2025.
At March 31, 2026 and December 31, 2025, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position based on market-based pricing and excluding the effects of hedge basis adjustments.
The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	March 31, 2026
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other U.S. Obligations	$—	$—	$2,409	$(15)	$2,409	$(15)
MBS-GSE	2,616,485	(30,307)	5,159,681	(449,921)	7,776,166	(480,228)
Total MBS Temporarily Impaired	2,616,485	(30,307)	5,162,090	(449,936)	7,778,575	(480,243)
Housing and U.S. Obligations	753,808	(1,357)	—	—	753,808	(1,357)
Total Temporarily Impaired	$3,370,293	$(31,664)	$5,162,090	$(449,936)	$8,532,383	$(481,600)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other U.S. Obligations	$—	$—	$2,481	$(19)	$2,481	$(19)
MBS-GSE	493,323	(2,353)	6,300,383	(450,822)	6,793,706	(453,175)
Total MBS Temporarily Impaired	493,323	(2,353)	6,302,864	(450,841)	6,796,187	(453,194)
Housing and U.S. Obligations	1,214,511	(1,264)	—	—	1,214,511	(1,264)
Total Temporarily Impaired	$1,707,834	$(3,617)	$6,302,864	$(450,841)	$8,010,698	$(454,458)
Redemption Term
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost (b)	Estimated Fair Value	Amortized Cost (b)	Estimated Fair Value
Housing and U.S. Obligations
Due after one year through five years	$458,073	$457,604	$458,799	$461,229
Due after five years through ten years	98,930	98,129	98,886	99,043
Due after ten years	1,665,775	1,666,714	1,665,775	1,664,523
Housing and U.S. Obligations	$2,222,778	$2,222,447	$2,223,460	$2,224,795

Mortgage-backed securities
Due in one year or less	$655,907	$651,050	$492,677	$488,360
Due after one year through five years	2,423,429	2,403,682	2,348,575	2,338,486
Due after five year through ten years	6,169,420	6,150,415	6,464,250	6,456,546
Due after ten years	832,621	821,481	848,363	837,658
Mortgage-backed securities	$10,081,377	$10,026,628	$10,153,865	$10,121,050
Total Available-for-Sale securities	$12,304,155	$12,249,075	$12,377,325	$12,345,845

(a)The carrying value of AFS securities equals fair value.
(b)Amortized cost is unpaid principal balance ("UPB") after adjusting for net unamortized discounts of $43.7 million at March 31,
2026 and net unamortized discounts of $44.7 million at December 31, 2025. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.
Interest Rate Payment Terms
The following table summarizes interest rate payment terms of investments in Mortgage-backed securities and State and local housing finance agency obligations classified as AFS securities (in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO	$279,339	$279,132	$291,061	$290,168
Pass-through	2,502	2,585	2,552	2,636
Total Floating	281,841	281,717	293,613	292,804
Fixed
CMBS	9,799,536	9,744,911	9,860,252	9,828,246
Total Fixed	9,799,536	9,744,911	9,860,252	9,828,246
Total Mortgage-backed securities	10,081,377	10,026,628	10,153,865	10,121,050
Housing and U.S. Obligations
Floating	1,665,775	1,666,714	1,665,775	1,664,523
Fixed	557,003	555,733	557,685	560,272
Total Available-for-Sale securities	$12,304,155	$12,249,075	$12,377,325	$12,345,845

Note 8.    Held-to-Maturity Securities.
The following tables provide major security types (in thousands):

	March 31, 2026
Issued, guaranteed or insured:	Amortized Cost (c)	Allowance for Credit Loss (ACL)	OTTI Recognized in AOCI	Carrying Value	Gross Unrecognized Holding Gains(a)	Gross Unrecognized Holding Losses(a)	Fair Value
Pools of Mortgages	$16,634	$—	$—	$16,634	$239	$—	$16,873
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	4,522,861	—	—	4,522,861	14,292	(15,439)	4,521,714
Commercial Mortgage- Backed Securities (b)	7,054,960	—	—	7,054,960	5,435	(124,375)	6,936,020
Total MBS	11,594,455	—	—	11,594,455	19,966	(139,814)	11,474,607

Other
State and local housing finance agency obligations	151,130	(76)	—	151,054	—	(4,224)	146,830
Total Held-to-Maturity securities	$11,745,585	$(76)	$—	$11,745,509	$19,966	$(144,038)	$11,621,437

	December 31, 2025
Issued, guaranteed or insured:	Amortized Cost (c)	Allowance for Credit Loss (ACL)	OTTI Recognized in AOCI	Carrying Value	Gross Unrecognized Holding Gains(a)	Gross Unrecognized Holding Losses(a)	Fair Value
Pools of Mortgages	$17,557	$—	$—	$17,557	$334	$—	$17,891
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	2,914,512	—	—	2,914,512	9,966	(6,924)	2,917,554
Commercial Mortgage- Backed Securities (b)	7,406,494	—	—	7,406,494	7,420	(111,764)	7,302,150
Total MBS	10,338,563	—	—	10,338,563	17,720	(118,688)	10,237,595

Other
State and local housing finance agency obligations	151,680	(76)	—	151,604	—	(4,819)	146,785
Total Held-to-Maturity securities	$10,490,243	$(76)	$—	$10,490,167	$17,720	$(123,507)	$10,384,380

(a)Unrecognized gross holding gains and losses represent the difference between fair value and carrying value.
(b)Commercial mortgage-backed securities (CMBS) are Agency issued securities, collateralized by income-producing “multi-
family properties.” Eligible property types include standard conventional multi-family apartments, affordable multi-family housing, seniors housing, student housing, military housing, and rural rent housing.
(c)Amortized cost — For securities that were deemed impaired, amortized cost represents unamortized cost less credit losses, net of credit recoveries (reversals) due to improvements in cash flows.

Securities Pledged
There were no pledged MBS at March 31, 2026 and December 31, 2025, to the FDIC in connection with deposits maintained by the
FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.
Redemption Terms
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	March 31, 2026		December 31, 2025
	Amortized Cost (a)	Estimated Fair Value	Amortized Cost (a)	Estimated Fair Value
State and local housing finance agency obligations
Due after one year through five years	$100	$100	$100	$100
Due after five years through ten years	25,370	24,827	25,920	25,648
Due after ten years	125,660	121,903	125,660	121,037
State and local housing finance agency obligations	$151,130	$146,830	$151,680	$146,785

Mortgage-backed securities
Due in one year or less	$883,564	$876,690	$914,538	$907,705
Due after one year through five years	4,375,542	4,283,901	4,565,613	4,490,399
Due after five years through ten years	1,634,157	1,619,305	1,766,708	1,749,324
Due after ten years	4,701,192	4,694,711	3,091,704	3,090,167
Mortgage-backed securities	$11,594,455	$11,474,607	$10,338,563	$10,237,595
Total Held-to-Maturity Securities	$11,745,585	$11,621,437	$10,490,243	$10,384,380

(a)Amortized cost is UPB after adjusting for net unamortized discounts of $21.4 million at March 31, 2026 and $22.1 million at
December 31, 2025 and before adjustments for allowance for credit losses.

Note 9.    Advances.
The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.
Redemption Terms
Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	March 31, 2026			December 31, 2025
	Amount	Weighted Average Yield (a)	Percentage of Total	Amount	Weighted Average Yield (a)	Percentage of Total
Due in one year or less	$84,612,171	3.80%	76.58%	$65,033,608	2.75%	70.33%
Due after one year through two years	10,910,691	3.99	9.87	10,852,557	3.80	11.74
Due after two years through three years	5,184,346	4.21	4.69	6,608,869	2.89	7.15
Due after three years through four years	5,958,102	3.66	5.39	4,771,783	3.83	5.16
Due after four years through five years	1,893,379	3.41	1.71	3,220,997	1.87	3.48
Thereafter	1,949,317	3.68	1.76	1,978,590	1.70	2.14
Total par value	110,508,006	3.82%	100.00%	92,466,404	2.88%	100.00%
Advance discounts	(8,250)			(10,491)
Hedge valuation basis adjustments (b)	(259,414)			(149,229)
Total	$110,240,342			$92,306,684

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
Concentration of Advances Outstanding
Advances borrowed by insurance companies accounted for 42.8% and 43.9% of total advances at March 31, 2026 and December 31,
2025, respectively.
Note 10.    Mortgage Loans Held-for-Portfolio.
The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.
Mortgage loans under the MPF program were at a carrying value of $1.4 billion at both March 31, 2026 and December 31, 2025.
Mortgage loans under the MAP program were at a carrying value of $1.3 billion at March 31, 2026, compared to $1.2 billion at
December 31, 2025.

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	March 31, 2026		December 31, 2025
	Carrying Amount	Percentage of Total	Carrying Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$93,722	3.55%	$97,276	3.74%
Fixed long-term single-family mortgages	2,548,424	96.45	2,501,881	96.26
Total unpaid principal balance	$2,642,146	100.00%	$2,599,157	100.00%

Unamortized premiums	52,252		50,092
Unamortized discounts	(592)		(611)
Basis adjustment (b)	(469)		(498)
Total mortgage loans amortized cost	$2,693,337		$2,648,140
Allowance for credit losses	(3,868)		(3,691)
Total mortgage loans held-for-portfolio at carrying value	$2,689,469		$2,644,449

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
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $37.1 million at March 31, 2026 and $38.3 million at December 31, 2025. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum account. The FHLBNY is responsible for absorbing the first layer.
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
contractual release schedule. This liability account was $21.4 million at March 31, 2026 and $19.8 million at December 31, 2025.
Allowance for Credit Losses
The following table presents the allowance for credit losses and the unpaid principal balances (dollars in thousands):

	March 31, 2026	December 31, 2025
Allowance for credit losses on mortgage loans held for portfolio	$3,868	$3,691
Mortgage loans held for portfolio (a)	$2,642,146	$2,599,157

(a)Balances represent unpaid principal balance.

The FHLBNY’s total mortgage loans and impaired loans were as follows (in thousands):

	March 31, 2026	December 31, 2025
Total mortgage loans, carrying values net (a)	$2,689,469	$2,644,449
Non-performing mortgage loans - Conventional (a)(b)	$8,387	$5,213
Insured mortgage loans past due 90 days or more and still accruing interest (a)(b)	$3,799	$3,504

(a)Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.
(b)Data in this table represents unpaid principal balance and would not agree to data reported in other tables at “amortized cost.”
The following table summarizes mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	March 31, 2026	December 31, 2025
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type :
Conventional mortgage loans	$2,536,716	$2,490,408
Government-guaranteed or - insured mortgage loans	105,430	108,749
Total mortgage loans - unpaid principal balance	$2,642,146	$2,599,157
Payment Status of Mortgage Loans
Amounts past due 30 days or more on conventional mortgage loans at March 31, 2026 and December 31, 2025 totaled $30.7 million and $27.5 million, respectively, and are based on amortized cost, which excludes accrued interest receivable.
Note 11.    Deposits.
The FHLBNY accepts demand, overnight and term deposits from its members and government instrumentalities, including the FDIC.
Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.
Interest-bearing demand and overnight deposits represented 99.0% and 99.4% of deposits at March 31, 2026 and December 31, 2025, respectively, with the remaining deposits primarily being term deposits and non-interest-bearing deposits.
The following table summarizes deposits (in thousands):

	March 31, 2026	December 31, 2025
Interest-bearing demand	$1,904,823	$3,071,958
Non-interest-bearing demand	19,165	18,003
Total deposits (a)	$1,923,988	$3,089,961

(a) Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity
Securities.
Note 12.    Consolidated Obligations.
Consolidated obligation discount notes (CO discount notes, Discount notes, or Consolidated discount notes) are issued primarily to raise short-term funds. Discount notes sell at less than their face amount and are redeemed at par value when they mature.

The following table summarizes carrying amounts of Consolidated obligations outstanding (in thousands):

	March 31, 2026	December 31, 2025
Consolidated obligation bonds-amortized cost	$66,273,840	$68,433,108
Hedge valuation basis adjustments	(81,304)	(51,438)
Hedge basis adjustments on de-designated hedges	90,710	92,610
FVO - valuation adjustments and accrued interest	(3,659)	(7,539)
Total Consolidated obligation bonds	$66,279,587	$68,466,741

Discount notes-amortized cost	$98,741,656	$76,011,550
Hedge value basis adjustments	(36,206)	(7,377)
Hedge basis adjustments on de-designated hedges	(282)	(107)
FVO - valuation adjustments and remaining accretion	14,218	15,451
Total Consolidated obligation discount notes	$98,719,386	$76,019,517
Redemption Terms of Consolidated Obligation Bonds
The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	March 31, 2026			December 31, 2025
Maturity	Amount	Weighted Average Rate (a)	Percentage of Total	Amount	Weighted Average Rate (a)	Percentage of Total
One year or less	$44,116,875	3.37%	66.59%	$40,272,920	3.17%	58.87%
Over one year through two years	9,507,670	3.52	14.35	14,512,470	3.47	21.21
Over two years through three years	4,830,775	3.48	7.29	4,762,065	3.38	6.96
Over three years through four years	2,788,995	3.87	4.21	3,671,550	3.89	5.37
Over four years through five years	2,053,250	3.02	3.10	1,662,250	3.50	2.43
Thereafter	2,955,400	4.33	4.46	3,527,400	3.88	5.16
Total par value	66,252,965	3.45%	100.00%	68,408,655	3.33%	100.00%

Bond premiums (b)	37,977			42,461
Bond discounts (b)	(17,102)			(18,008)
Hedge valuation basis adjustments (c)	(81,304)			(51,438)
Hedge basis adjustments on de-designated hedges (d)	90,710			92,610
FVO (e) - valuation adjustments and accrued interest	(3,659)			(7,539)
Total Consolidated obligation bonds	$66,279,587			$68,466,741

(a)Weighted average rate represents the weighted average contractual coupons of CO bonds, unadjusted for swaps.
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
Interest Rate Payment Terms
The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	March 31, 2026		December 31, 2025
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$15,872,165	23.96%	$22,142,355	32.37%
Fixed-rate, callable	17,611,800	26.58	15,927,800	23.28
Step Up, callable	750,000	1.13	1,132,000	1.65
Step Down, callable	52,000	0.08	52,000	0.08
Floating rate, callable	25,000	0.04	25,000	0.04
Single-index floating rate	31,942,000	48.21	29,129,500	42.58
Total par value	$66,252,965	100.00%	$68,408,655	100.00%
Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The
FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	March 31, 2026	December 31, 2025
Par value	$99,621,356	$76,476,004
Amortized cost	$98,741,656	$76,011,550
Hedge value basis adjustments (a)	(36,206)	(7,377)
Hedge basis adjustments on de-designated hedges (b)	(282)	(107)
FVO (c) - valuation adjustments and remaining accretion	14,218	15,451
Total Consolidated obligation discount notes	$98,719,386	$76,019,517
Weighted average interest rate	3.57%	3.76%

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
The following table provides roll forward information with respect to changes in Affordable Housing Program liabilities (in thousands):

	Three months ended March 31,
	2026	2025
Beginning balance	$247,824	$231,447
Additions from current period’s assessments	17,111	17,307
Net disbursements for grants and programs	(13,157)	(12,614)
Ending balance	$251,778	$236,140
In addition to statutory AHP assessments, the Bank voluntarily contributed $5.2 million year-to-date, to support voluntary housing and community development programs. Included in this amount is $2.5 million worth of interest rebates for our Zero Percent
Advance (“ZPA”) program which recognizes the interest rebate within Net Interest Margin.
The following table provides roll forward information with respect to changes in voluntary contributions liabilities (in thousands):

	Three months ended March 31,
	2026	2025
Beginning balance	$1,474	$559
Voluntary Contribution	2,752	3,072
Net disbursements for grants and programs	(1,654)	(1,079)
Ending balance	$2,572	$2,552
Note 14.    Capital and Mandatorily Redeemable Capital Stock.
Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	March 31, 2026		December 31, 2025
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital(a)(e)	$1,278,852	$8,901,339	$1,109,154	$8,033,806
Total capital-to-asset ratio	4.00%	5.04%	4.00%	5.13%
Total capital(b)	$7,066,593	$8,901,339	$6,261,800	$8,033,806
Leverage ratio	5.00%	7.56%	5.00%	7.70%
Leverage capital(c)	$8,833,241	$13,352,008	$7,827,250	$12,050,709

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

Mandatorily Redeemable Capital Stock
The following table provides roll forward information with respect to changes in mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended March 31,
	2026	2025
Beginning balance	$7,585	$4,509
Capital stock subject to mandatory redemption reclassified from equity	1,337	—
Redemption of mandatorily redeemable capital stock (a)	(1,185)	(187)
Ending balance	$7,737	$4,322
Accrued interest payable (b)	$139	$101

(a)Redemption includes repayment of excess stock.
(b)The annualized accrual rates were 7.60% for the three months ended March 31, 2026 and 9.25% for the three months ended
March 31, 2025. Accrual rates are based on estimated dividend rates.
Note 15.    Earnings Per Share of Capital.
The FHLBNY has a single class of capital stock, and earnings per share computation is for the Class B capital stock.
The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The
FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended March 31,
	2026	2025
Net income	$153,857	$155,659
Net income available to stockholders	$153,857	$155,659
Weighted average shares of capital	58,844	58,536
Less: Mandatorily redeemable capital stock	(74)	(44)
Average number of shares of capital used to calculate earnings per share	58,770	58,492
Basic earnings per share	$2.62	$2.66
Note 16.    Employee Retirement Plans.
Retirement Plan Expenses — Summary
The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended March 31,
	2026	2025
Qualified Defined Benefit Plan (DB Plan)	$2,848	$2,848
Non-Qualified Deferred Compensation Plan (DCP)	1,374	763
Qualified Defined Contribution Plan (DC Plan)	1,021	984
Postretirement Health Benefit Plan	(2)	(11)
Total retirement plan expenses	$5,241	$4,584

Non-Qualified Deferred Compensation Plan (DCP)
Components of the net periodic pension cost for the Defined Benefit component of the Non-Qualified Deferred Compensation Plan were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Service cost	$339	$303
Interest cost	1,036	965
Amortization of unrecognized net loss	181	—
Amortization of unrecognized past service cost	18	18
Net periodic benefit cost - Defined Benefit component	$1,574	$1,286
Non-Qualified Deferred Incentive Compensation - Defined Contribution component	(200)	(523)
Total	$1,374	$763
Postretirement Health Benefit Plan
Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended March 31,
	2026	2025
Service cost (benefits attributed to service during the period)	$2	$2
Interest cost on accumulated postretirement health benefit obligation	74	74
Amortization of (gain)/loss	(78)	(87)
Net periodic postretirement health benefit expense/(income)	$(2)	$(11)
Note 17.    Derivatives and Hedging Activities.
The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):
Derivative Notionals

	Hedging Instruments Under ASC 815
	March 31, 2026	December 31, 2025
Interest rate contracts
Interest rate swaps	$216,712,868	$197,819,179
Interest rate caps	1,000,000	1,000,000
Mortgage delivery commitments	32,237	36,458
Total interest rate contracts notionals	$217,745,105	$198,855,637
Offsetting of Derivative Assets and Derivative Liabilities – Net Presentation
The table below presents the gross and net derivatives receivables by contract type and amount for those derivatives contracts for which netting is permissible under U.S. GAAP as Derivative instruments — nettable. Derivatives receivables have been netted with respect to those receivables as to which the netting requirements have been met, including obtaining a legal analysis with respect to the enforceability of the netting (in thousands):

	March 31, 2026		December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$378,711	$404,769	$366,860	$426,527
Cleared derivatives	1,095,653	1,112,301	1,364,582	1,333,517
Total gross recognized amount	1,474,364	1,517,070	1,731,442	1,760,044
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(316,876)	(398,716)	(299,375)	(423,355)
Cleared derivatives	(1,094,579)	(1,094,579)	(1,332,600)	(1,332,600)
Total gross amounts of netting adjustments and cash collateral	(1,411,455)	(1,493,295)	(1,631,975)	(1,755,955)
Net amounts after offsetting adjustments and cash collateral	$62,909	$23,775	$99,467	$4,089
Uncleared derivatives	$61,835	$6,053	$67,485	$3,172
Cleared derivatives	1,074	17,722	31,982	917
Total net amounts after offsetting adjustments and cash collateral	$62,909	$23,775	$99,467	$4,089

Derivative instruments - not nettable
Uncleared derivatives (a)	$24	$160	$81	$8
Total derivative assets and total derivative liabilities
Uncleared derivatives	61,859	6,213	67,566	3,180
Cleared derivatives	1,074	17,722	31,982	917
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$62,933	$23,935	$99,548	$4,097

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security collateral pledged as initial margin to Derivative Clearing Organization (d)	$844,699	$—	$845,578	$—
Cannot be sold or repledged
Uncleared derivatives securities received as Variation Margin	(48,180)	—	(55,831)	—
Total net amount of non-cash collateral received or repledged	$796,519	$—	$789,747	$—
Total net exposure cash and non-cash (e)	$859,452	$23,935	$889,295	$4,097
Net unsecured amount - Represented by:
Uncleared derivatives	$13,679	$6,213	$11,735	$3,180
Cleared derivatives	845,773	17,722	877,560	917
Total net exposure cash and non-cash (e)	$859,452	$23,935	$889,295	$4,097

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
(c)Non-cash collateral received or pledged – For certain uncleared derivatives, from time-to-time counterparties have pledged U.S.
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
Fair Value of Derivative Instruments
The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding (in thousands):

	March 31, 2026
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$177,182,485	$1,092,613	$1,178,509
Total derivatives in hedging relationships under ASC 815	177,182,485	1,092,613	1,178,509

Derivatives not designated as hedging instruments
Interest rate swaps	39,530,383	379,595	338,561
Interest rate caps	1,000,000	2,156	—
Mortgage delivery commitments	32,237	24	160
Total derivatives not designated as hedging instruments	40,562,620	381,775	338,721
Total derivatives before netting and collateral adjustments	$217,745,105	$1,474,388	$1,517,230
Netting adjustments		$(1,400,845)	$(1,400,845)
Cash collateral and related accrued interest		(10,610)	(92,450)
Total netting adjustments and cash collateral		(1,411,455)	(1,493,295)
Total derivative assets and total derivative liabilities		$62,933	$23,935
Security collateral pledged as initial margin to Derivative Clearing Organization (b)		$844,699
Security collateral received from counterparty (b)		(48,180)
Net security		796,519
Net exposure		$859,452

	December 31, 2025
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$168,284,750	$1,390,505	$1,440,349
Total derivatives in hedging relationships under ASC 815	168,284,750	1,390,505	1,440,349

Derivatives not designated as hedging instruments
Interest rate swaps	29,534,429	339,938	319,695
Interest rate caps	1,000,000	999	—
Mortgage delivery commitments	36,458	81	8
Total derivatives not designated as hedging instruments	30,570,887	341,018	319,703
Total derivatives before netting and collateral adjustments	$198,855,637	$1,731,523	$1,760,052
Netting adjustments		$(1,610,805)	$(1,610,805)
Cash collateral and related accrued interest		(21,170)	(145,150)
Total netting adjustments and cash collateral		(1,631,975)	(1,755,955)
Total derivative assets and total derivative liabilities		$99,548	$4,097
Security collateral pledged as initial margin to Derivative Clearing Organization (b)		$845,578
Security collateral received from counterparty (b)		(55,831)
Net security		789,747
Net exposure		$889,295

(a)All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)Non-cash security collateral is not permitted to be offset on the balance sheet but would be eligible for offsetting in an event of default. Amounts represent non-cash collateral and or U.S. Treasury securities pledged to and received from counterparties as collateral at March 31, 2026 and December 31, 2025.
Fair value hedge gains and losses
Gains and Losses on Fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Recorded in Interest Income/Expense
		Three months ended March 31,
		2026	2025
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges		$83,033	$(243,763)
Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges		$(77,503)	$237,969
Gains (losses) represent changes in fair values of derivatives and changes in the fair value of hedged items due to changes in the designated benchmark interest rate, the risk being hedged. Gains and losses on ASC 815 hedges are recorded in the same line in the
Statements of Income as the hedged assets and hedged liabilities.
Cumulative Basis Adjustment
The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at March 31, 2026 and December 31, 2025, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of Condition (in thousands):

	March 31, 2026
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/ Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$59,206,965	$(259,413)	$—
Hedged AFS debt securities (a)	7,543,315	(390,678)	—
De-designated advances (b)	—	—	(1)
De-designated AFS debt securities (b)	—	—	(510)
	$66,750,280	$(650,091)	$(511)
Liabilities:
Hedged consolidated obligation bonds	$25,245,024	$81,304	$—
Hedged consolidated obligation discount notes	83,416,114	36,206	—
De-designated consolidated obligation bonds (b)	—	—	(90,710)
De-designated consolidated obligation discount notes (b)	—	—	282
	$108,661,138	$117,510	$(90,428)

	December 31, 2025
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/ Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$58,543,501	$(149,229)	$—
Hedged AFS debt securities (a)	7,569,821	(363,372)	—
De-designated advances (b)	—	—	—
De-designated AFS debt securities (b)	—	—	(543)
	$66,113,322	$(512,601)	$(543)
Liabilities:
Hedged consolidated obligation bonds	$30,187,853	$51,438	$—
Hedged consolidated obligation discount notes	70,452,246	7,377	—
De-designated consolidated obligation bonds (b)	—	—	(92,610)
De-designated consolidated obligation discount notes (b)	—	—	107
	$100,640,099	$58,815	$(92,503)

(a)Carrying amounts represent amortized cost adjusted for cumulative fair value hedging basis. For AFS securities in a fair value partial-term hedge, changes in the fair values due to changes in the benchmark rate were recorded as an adjustment to amortized cost and an offset to interest income from the hedged AFS securities.
(b)At March 31, 2026, par amounts of de-designated advances were $1.5 billion; par amounts of de-designated AFS debt securities were $10.0 million; par amounts of de-designated CO bonds were $1.4 billion; par amounts of de-designated CO discount notes were $2.5 billion. At December 31, 2025, par amounts of de-designated advances were $0.5 billion; par amounts of de-
designated AFS debt securities were $10.0 million; par amounts of de-designated CO bonds were $1.4 billion; par amounts of de-designated CO discount notes were $1.6 billion. Cumulative fair value hedging adjustments for active and discontinued
hedging relationships will remain on the balance sheet until the items are derecognized.
Cash flow hedge gains and losses
The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Three months ended March 31,
	2026				2025
	Amount Reclassified from AOCI to Interest Expense(b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period	Amount Reclassified from AOCI to Interest Expense(b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$104	$—	$1,414	$1,310	$(230)	$—	$(18,028)	$(17,798)

(a)Amounts represent cash flow hedges of CO debt hedged with benchmark interest rate swaps indexed to a benchmark rate. Under the guidance in ASC 815, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of
Income as the change in cash flows on the hedged item.
(b)Amounts represent amortization of gains (losses) related to closed cash flow hedges of anticipated issuance of CO bonds that were reclassified during the period to interest expense as a yield adjustment. Gains (losses) reclassified represent gains (losses)
in AOCI that were amortized as an income (expense) to debt interest expense. If debt is held to maturity, gains (losses) in AOCI will be relieved through amortization. It is expected that over the next 12 months, $0.2 million of the unrecognized gains in
AOCI will be recognized as yield adjustments as an income to debt interest expense.
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
Economic Hedges
Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
		Three months ended March 31,
		2026	2025
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges		$45,609	$(29,791)
Caps		1,156	(95)
Mortgage delivery commitments		(126)	218
Total gains (losses) on derivatives in economic hedges		$46,639	$(29,668)

Note 18.    Fair Values of Financial Instruments.
Estimated Fair Values — Summary Tables - Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	March 31, 2026
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$50,897	$50,897	$50,897	$—	$—	$—
Interest-bearing deposits	3,350,000	3,350,011	—	3,350,011	—	—
Securities purchased under agreements to resell	10,960,000	10,960,026	—	10,960,026	—	—
Federal funds sold	13,830,000	13,830,029	—	13,830,029	—	—
Trading securities	10,654,841	10,654,841	10,654,841	—	—	—
Equity Investments	102,460	102,460	102,460	—	—	—
Available-for-sale securities	12,249,075	12,249,075	555,733	10,026,628	1,666,714	—
Held-to-maturity securities	11,745,509	11,621,437	—	11,474,607	146,830	—
Advances	110,240,342	110,392,790	—	110,392,790	—	—
Mortgage loans held-for-portfolio, net	2,689,469	2,483,471	—	2,483,471	—	—
Accrued interest receivable	591,649	591,649	—	591,649	—	—
Derivative assets	62,933	62,933	—	1,474,388	—	(1,411,455)
Other financial assets	182	182	—	—	182	—
Liabilities
Deposits	1,923,988	1,923,620	—	1,923,620	—	—
Consolidated obligations
Bonds	66,279,587	65,994,588	—	65,994,588	—	—
Discount notes	98,719,386	98,745,820	—	98,745,820	—	—
Mandatorily redeemable capital stock	7,737	7,737	7,737	—	—	—
Accrued interest payable	392,997	392,997	—	392,997	—	—
Derivative liabilities	23,935	23,935	—	1,517,230	—	(1,493,295)

	December 31, 2025
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$38,192	$38,192	$38,192	$—	$—	$—
Interest-bearing deposits	2,960,000	2,960,027	—	2,960,027	—	—
Securities purchased under agreements to resell	15,950,000	15,950,204	—	15,950,204	—	—
Federal funds sold	11,550,000	11,550,081	—	11,550,081	—	—
Trading securities	7,387,187	7,387,187	7,387,187	—	—	—
Equity Investments	103,707	103,707	103,707	—	—	—
Available-for-sale securities	12,345,845	12,345,845	560,272	10,121,050	1,664,523	—
Held-to-maturity securities	10,490,167	10,384,380	—	10,237,595	146,785	—
Advances	92,306,684	92,514,300	—	92,514,300	—	—
Mortgage loans held-for-portfolio, net	2,644,449	2,451,042	—	2,451,042	—	—
Accrued interest receivable	523,973	523,973	—	523,973	—	—
Derivative assets	99,548	99,548	—	1,731,523	—	(1,631,975)
Other financial assets	52	52	—	—	52	—
Liabilities
Deposits	3,089,961	3,088,772	—	3,088,772	—	—
Consolidated obligations
Bonds	68,466,741	68,215,010	—	68,215,010	—	—
Discount notes	76,019,517	76,045,773	—	76,045,773	—	—
Mandatorily redeemable capital stock	7,585	7,585	7,585	—	—	—
Accrued interest payable	470,265	470,265	—	470,265	—	—
Derivative liabilities	4,097	4,097	—	1,760,052	—	(1,755,955)

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
Fair Value Measurement
The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at March 31, 2026 and December 31, 2025, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. REO is measured at fair value when the asset’s fair value less costs to sell is lower than its carrying amount.

Items Measured at Fair Value on a Recurring Basis (in thousands):

	March 31, 2026
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$10,654,841	$10,654,841	$—	$—	$—
Equity Investments	102,460	102,460	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	10,026,628	—	10,026,628	—	—
Housing and U.S. obligations	2,222,447	555,733	—	1,666,714	—
Derivative assets (a)
Interest-rate derivatives	62,909	—	1,474,364	—	(1,411,455)
Mortgage delivery commitments	24	—	24	—	—
Total recurring fair value measurement - Assets	$23,069,309	$11,313,034	$11,501,016	$1,666,714	$(1,411,455)

Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected) (b)	$(5,309,607)	$—	$(5,309,607)	$—	$—
Bonds (to the extent FVO is elected) (b)	(525,746)	—	(525,746)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(23,775)	—	(1,517,070)	—	1,493,295
Mortgage delivery commitments	(160)	—	(160)	—	—
Total recurring fair value measurement - Liabilities	$(5,859,288)	$—	$(7,352,583)	$—	$1,493,295

	December 31, 2025
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$7,387,187	$7,387,187	$—	$—	$—
Equity Investments	103,707	103,707	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	10,121,050	—	10,121,050	—	—
Housing and U.S. obligations	2,224,795	560,272	—	1,664,523	—
Derivative assets (a)
Interest-rate derivatives	99,467	—	1,731,442	—	(1,631,975)
Mortgage delivery commitments	81	—	81	—	—
Total recurring fair value measurement - Assets	$19,936,287	$8,051,166	$11,852,573	$1,664,523	$(1,631,975)

Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected) (b)	$(577,958)	$—	$(577,958)	$—	$—
Bonds (to the extent FVO is elected) (b)	(556,866)	—	(556,866)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(4,089)	—	(1,760,044)	—	1,755,955
Mortgage delivery commitments	(8)	—	(8)	—	—
Total recurring fair value measurement - Liabilities	$(1,138,921)	$—	$(2,894,876)	$—	$1,755,955

(a)Based on analysis of the nature of the risk, the presentation of derivatives as a single class is appropriate.
(b)Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.
Roll Forward of Level 3 Available-for-Sale Securities (in thousands):

	State and Local Housing Finance Agency Obligations
	Three months ended March 31,
	2026	2025
Balance, beginning of the period	$1,664,523	$1,297,431
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	2,191	322
Balance, end of the period	$1,666,714	$1,297,753
Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended March 31, 2026
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$—	$—	$—	$—
Real estate owned	137	—	—	137
Total non-recurring assets at fair value	$137	$—	$—	$137

	During the period ended December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$256	$—	$256	$—
Real estate owned	55	—	—	55
Total non-recurring assets at fair value	$311	$—	$256	$55
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
Fair Value Option Disclosures
The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (a) (b)
(in thousands):

	March 31, 2026		March 31, 2025
	Bonds	Discount Notes	Bonds
Balance, beginning of the period	$(556,866)	$(577,958)	$(1,704,115)
New transactions elected for fair value option	—	(5,295,389)	(5,000)
Maturities and terminations	35,000	562,507	—
Net gains (losses) on financial instruments held under fair value option	(2,982)	4,116	(15,981)
Change in accrued interest/unaccreted balance	(898)	(2,883)	(1,226)
Balance, end of the period	$(525,746)	$(5,309,607)	$(1,726,322)

(a)No advances elected under the FVO were outstanding at three months ended March 31, 2026 and March 31, 2025.
(b)No discount notes elected under the FVO were outstanding at three months ended March 31, 2025.
Note 19.    Commitments and Contingencies.
The following table summarizes off-balance sheet commitments and contingencies (in thousands):

	March 31, 2026	December 31, 2025
Off-balance sheet commitments
Standby letters of credit (a)	$25,662,908	$24,108,844
Consolidated obligation bonds/discount notes traded not settled	109,000	15,042
Commitments to fund additional advances	—	150,000
Commitments to fund pension	11,390	11,390
Open delivery commitments (MAP)	32,237	36,458
Total off-balance sheet commitments	$25,815,535	$24,321,734

(a)Financial letters of credit — Standby letters of credit are executed for a fee on behalf of members to facilitate residential housing, community lending, and members’ asset/liability management or to provide liquidity. A standby letter of credit is a financing arrangement between the FHLBNY and its member. Members assume an unconditional obligation to reimburse the

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
At March 31, 2026 and December 31, 2025, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and operating lease ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. Operating lease ROU assets include any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of Income. Operating lease ROU assets and operating lease liabilities are reported in the Statements of Condition.
The following tables provide summarized information on our operating leases (dollars in thousands):

	March 31, 2026	December 31, 2025
Operating Leases (a)
Right-of-use assets	$42,941	$44,289
Lease Liabilities	$53,111	$54,696

(a)We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

	Three months ended March 31,
	2026	2025
Operating Lease Expense	$1,798	$1,798
Operating cash flows - Cash Paid	$2,035	$2,022

	March 31, 2026		December 31, 2025
Weighted Average Discount Rate	3.33%		3.33%
Weighted Average Remaining Lease Term	7.02	Years	7.27	Years

	Remaining maturities through
Operating lease liabilities	March 31, 2026	December 31, 2025
Remainder of 2026	$6,107	$8,142
2027	8,246	8,246
2028	8,566	8,566
2029	8,512	8,512
2030	8,567	8,567
Thereafter	19,765	19,765
Total undiscounted lease payments	59,763	61,798
Imputed interest	(6,652)	(7,102)
Total operating lease liabilities	$53,111	$54,696
Finance Lease:
In December 2023, the Bank entered into a 5-year finance lease for computer equipment. The finance lease liability and finance lease
ROU asset are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The lease liability was $1.5 million as of March 31, 2026 and $1.6 million as of December 31, 2025. The finance lease
ROU asset was $1.4 million as of March 31, 2026 and $1.5 million as of December 31, 2025.
Note 20.    Related Party Transactions.
Debt Assumptions and Transfers. When debt is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.
Debt assumptions — No debt was assumed from another FHLBank in the three months ended March 31, 2026, or March 31, 2025.
Debt transfers — No debt was transferred to another FHLBank in the three months ended March 31, 2026 and in the three months ended March 31, 2025.
Advances Sold or Transferred
No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.
MPF Program
In the MPF program, the FHLBNY had participated to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of
Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s
MPF loans that has remained outstanding was $1.9 million at March 31, 2026 and $2.0 million at December 31, 2025.
Fees paid to the FHLBank of Chicago for providing MPF program services were $0.2 million for the three months ended March 31,
2026 and $0.3 million for the three months ended March 31, 2025.
Mortgage-backed Securities
No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.
Intermediation
From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. These derivatives are offset with derivatives purchased from unrelated derivatives dealers. The intermediated derivative transactions with members and derivative counterparties are collateralized. At March 31, 2026 and December 31, 2025, there were no outstanding derivative transactions with members.
Loans to Other Federal Home Loan Banks
For the three months ended March 31, 2026, overnight loans extended to other FHLBanks averaged $0.6 million. For the twelve months ended December 31, 2025 overnight loans extended to other FHLBanks averaged $8.4 million. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.
Borrowings from Other Federal Home Loan Banks
The FHLBNY borrows from other FHLBanks, generally for a period of one day. There were no borrowings from other FHLBanks in the three months and twelve months ended March 31, 2026 and December 31, 2025, respectively.
Sub-lease of Office Space to Another Federal Home Loan Bank
The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.
Cash and Due from Banks
The compensating cash balances held at Citibank were $30.0 million at March 31, 2026 and $5.0 million at December 31, 2025.
Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.
The following tables summarize significant balances and transactions with related parties and transactions (in thousands):
Related Party: Outstanding Assets, Liabilities and Capital:

	March 31, 2026	December 31, 2025
	Related	Related
Assets
Advances	$110,240,342	$92,306,684
Accrued interest receivable	409,140	384,360

Liabilities and capital
Deposits	$1,923,988	$3,089,961
Mandatorily redeemable capital stock	7,737	7,585
Accrued interest payable	139	148
Affordable Housing Program (a)	251,778	247,824

Capital	$8,860,316	$8,015,103

(a)Represents funds not yet allocated or disbursed to AHP programs.

Related Party: Income and Expense Transactions:

	Three months ended March 31,
	2026	2025
	Related	Related
Interest income
Advances	$1,035,828	$1,207,004
Loans to other FHLBanks	5	60

Interest expense
Deposits	$21,314	$27,164
Mandatorily redeemable capital stock	139	101

Service fees and other	$6,304	$5,644

Note 21.    Segment Information and Concentration.
The Bank engages in business activities to provide funding, liquidity, and services to members. The Bank manages these operations as one operating segment. During the three months ended March 31, 2026, the Bank did not earn interest income from any advance holders which accounted for 10% or more of the Bank's total revenue for the respective periods.
The top ten advance holders and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	March 31, 2026
					Three Months
	City	State	Par Advances	Percentage of Total Par Value of Advances	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$15,000,000	13.57%	$96,161	13.92%
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	12,835,000	11.61	106,378	15.40
Metropolitan Tower Life Insurance Company	Whippany	NJ	1,380,000	1.25	12,515	1.81
Subtotal MetLife, Inc.			14,215,000	12.86	118,893	17.21
Teachers Ins. & Annuity Assoc of America	New York	NY	13,670,400	12.37	112,429	16.28
Flagstar Bank, N.A.	Hicksville	NY	8,750,000	7.92	89,885	13.01
Manufacturers and Traders Trust Company	Buffalo	NY	7,800,135	7.06	52,547	7.61
Equitable Financial Life Insurance Co.	New York	NY	6,865,063	6.21	63,098	9.14
Goldman Sachs Bank USA	New York	NY	5,500,000	4.98	54,186	7.84
New York Life Insurance Company	New York	NY	4,588,000	4.15	46,870	6.79
Guardian Life Insurance Co. of America	Buffalo	NY	3,595,156	3.25	33,176	4.80
ESL Federal Credit Union	Newark	NJ	2,764,867	2.50	23,471	3.40

Total			$82,748,621	74.87%	$690,716	100.00%

(a)Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

	December 31, 2025
					Twelve Months
	City	State	Par Advances	Percentage of Total Par Value of Advances	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company (b)	New York	NY	$12,835,000	13.88%	$472,618	15.72%
Metropolitan Tower Life Insurance Company (b)	Whippany	NJ	1,380,000	1.49	53,636	1.78
Subtotal MetLife, Inc.			14,215,000	15.37	526,254	17.50
Flagstar Bank, N.A.	Hicksville	NY	9,750,000	10.54	525,013	17.47
Citibank, N.A.	New York	NY	9,000,000	9.73	627,210	20.86
Teachers Ins. & Annuity Assoc of America	New York	NY	7,228,900	7.82	330,216	10.98
Equitable Financial Life Insurance Co.	New York	NY	6,865,063	7.42	283,217	9.42
Goldman Sachs Bank USA	New York	NY	5,500,000	5.95	225,157	7.49
New York Life Insurance Company	New York	NY	4,588,000	4.96	166,103	5.53
Guardian Life Insurance Co. of America	New York	NY	3,212,279	3.47	128,077	4.26
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.83	83,396	2.77
Valley National Bank	Morristown	NJ	2,463,604	2.66	111,650	3.71

Total			$65,442,096	70.75%	$3,006,293	100.00%

(a)Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)An officer of this member bank served on the Board of Directors of the FHLBNY as a Member Director, with a term ending
December 31, 2025.

	March 31, 2025
					Three Months
	City	State	Par Advances	Percentage of Total Par Value of Advances	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company (b)	New York	NY	$12,835,000	13.10%	$117,215	15.26%
Metropolitan Tower Life Insurance Company (b)	Whippany	NJ	1,380,000	1.41	12,815	1.66
Subtotal MetLife, Inc.			14,215,000	14.51	130,030	16.92
Citibank, N.A.	New York	NY	12,500,000	12.76	168,277	21.90
Flagstar Bank, N.A.	Hicksville	NY	11,750,000	12.00	140,491	18.29
Teachers Ins. & Annuity Assoc of America	New York	NY	7,479,600	7.64	85,602	11.14
Equitable Financial Life Insurance Co.	New York	NY	6,865,063	7.01	71,787	9.34
Goldman Sachs Bank USA	New York	NY	5,000,000	5.11	57,643	7.50
New York Life Insurance Company	New York	NY	3,788,000	3.87	38,546	5.02
Guardian Life Insurance Co. of America	New York	NY	3,194,513	3.26	27,582	3.59
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.67	20,563	2.68
Valley National Bank (c)	Morristown	NJ	2,253,604	2.30	27,775	3.62
Total			$69,665,030	71.13%	$768,296	100.00%

(a)Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.
(b)An officer of this member bank served on the Board of Directors of the FHLBNY as a Member Director, with a term ending
December 31, 2025.
(c)An officer of this member bank served on the Board of Directors of the FHLBNY as a Member Director.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we” “us,” “our,” “the Bank” or the “FHLBNY”) may be “forward-
looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934. These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,”
“should,” “will,” or other variations on these terms or their negatives. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in Part 1, Item 1A of our Annual
Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 20, 2026 (the “2025 Annual
Report”), and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they were made, and the Bank does not undertake to update any forward-looking statement herein. Forward-looking statements include, among others, the following:
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
•the Bank’s statements related to reform legislation or executive actions, including, without limitation, housing or government-sponsored enterprise legislation or executive orders; and
•executive, legislative, regulatory and judicial events and actions or other developments that affect the Bank, its members, counterparties, or investors in the consolidated obligations of the Federal Home Loan Banks (FHLBanks), such as any government-sponsored enterprise (GSE) reforms, any changes resulting from the Finance Agency's review and analysis of the FHLBank System, including recommendations published in response to the executive orders concerning housing affordability, changes in the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the FHLBanks.
Actual results may differ from forward-looking statements for many reasons, including, but not limited to, the risk factors set forth in
Part I, Item 1A - Risk Factors of our 2025 Annual Report and the risks set forth below:
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
•the pace of technological change and the ability of the Bank to develop and support technology and information systems, including the cybersecurity, sufficient to manage the risks of the Bank’s business effectively;
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
MD&A TABLE & FIGURE REFERENCE
This overview of management’s discussion and analysis highlights selected information and may not contain all of the information that is important to readers of this Form 10-Q. For a more complete understanding of events, trends and uncertainties, as well as the liquidity, capital, credit and market risks, and critical accounting estimates, affecting the Federal Home Loan Bank of New York
(FHLBNY or Bank), this Form 10-Q should be read in its entirety and in conjunction with the Bank’s most recent 2025 Form 10-K filed on March 20, 2026.

Selected Financial Data.

Statements of Condition (dollars in millions)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Investments (a)	$62,892	$60,787	$55,882	$59,771	$56,497
Advances	110,240	92,307	96,219	104,720	97,523
Mortgage loans held-for-portfolio, net (b)	2,689	2,644	2,560	2,459	2,380
Total assets	176,665	156,545	155,434	167,779	157,224
Deposits and borrowings	1,924	3,090	2,924	3,583	2,730
Consolidated obligations, net
Bonds	66,280	68,467	82,326	95,009	92,207
Discount notes	98,719	76,020	60,973	59,511	53,189
Total consolidated obligations	164,999	144,487	143,299	154,520	145,396
Mandatorily redeemable capital stock	8	8	9	9	4
AHP liability	252	248	230	232	236
Capital
Capital stock	6,228	5,411	5,582	5,962	5,631
Retained earnings
Unrestricted	1,306	1,286	1,292	1,279	1,272
Restricted	1,359	1,329	1,303	1,271	1,240
Total retained earnings	2,665	2,615	2,595	2,550	2,512
Accumulated other comprehensive income (loss)	(33)	(11)	(48)	(88)	(66)
Total capital	8,860	8,015	8,129	8,424	8,077
Equity to asset ratio (c)(j)	5.02%	5.12%	5.23%	5.02%	5.14%

Statements of Condition	Three months ended
Averages (See note below; dollars in millions)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Investments (a)	$60,683	$56,290	$58,281	$57,627	$56,040
Advances	102,680	91,750	100,672	107,409	102,278
Mortgage loans held-for-portfolio, net	2,670	2,603	2,506	2,420	2,360
Total assets	166,912	151,569	162,466	168,600	161,912
Interest-bearing deposits and other borrowings	2,456	2,867	2,801	2,644	2,624
Consolidated obligations, net
Bonds	65,328	71,240	87,988	96,913	85,222
Discount notes	89,105	68,380	61,900	58,980	64,316
Total consolidated obligations	154,433	139,620	149,888	155,893	149,538
Mandatorily redeemable capital stock	7	8	9	8	4
AHP liability	247	231	228	231	231
Capital
Capital stock	5,877	5,381	5,779	6,083	5,849
Retained earnings
Unrestricted	1,313	1,316	1,305	1,288	1,317
Restricted	1,340	1,313	1,282	1,250	1,221
Total retained earnings	2,653	2,629	2,587	2,538	2,538
Accumulated other comprehensive income (loss)	3	(28)	(83)	(96)	(71)
Total capital	8,533	7,982	8,283	8,525	8,316

Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data	Three Months Ended
(dollars in millions, except earnings and dividends per share, and headcount)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Net income	$154	$131	$159	$153	$156
Net interest income (d)	217	210	212	215	215
Dividends paid in cash (e)	103	111	115	116	138
AHP expense	17	15	18	17	17
Return on average equity (f)(g)(j)	7.31%	6.53%	7.65%	7.20%	7.16%
Return on average assets (g)(j)	0.37%	0.34%	0.39%	0.36%	0.39%
Other non-interest income (loss)	18	31	32	19	21
Operating expenses (h)	55	63	52	52	52
Voluntary Contributions	3	24	7	4	3
Other expenses (k)	7	8	8	8	8
Total Operating and Other expenses	65	95	66	64	63
Operating expenses ratio (g)(i)(j)	0.13%	0.17%	0.13%	0.12%	0.13%
Earnings per share	$2.62	$2.45	$2.77	$2.51	$2.66
Dividends per share	$1.92	$1.92	$1.90	$1.84	$2.33
Headcount (Full/part time)	375	378	375	379	385

(a)Investments include trading securities, available-for-sale securities, held-to-maturity securities, grantor trusts owned by the
FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.
(b)Allowances for credit losses were $3.9 million, $3.7 million, $3.5 million, $3.2 million, and $3.2 million for the periods ended
March 31, 2026, December 31, 2025, September 30, 2025, June 30, 2025 and March 31, 2025, respectively.
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
(k)Other expenses include Finance Agency and Office of Finance expenses.

Financial Condition
Table 1.1        Statements of Condition — Period-Over-Period Comparison

(Dollars in thousands)	March 31, 2026	December 31, 2025	Net change in dollar amount	Net change in percentage
Assets
Cash and due from banks	$50,897	$38,192	$12,705	33.27%
Interest-bearing deposits	3,350,000	2,960,000	390,000	13.18
Securities purchased under agreements to resell	10,960,000	15,950,000	(4,990,000)	(31.29)
Federal funds sold	13,830,000	11,550,000	2,280,000	19.74
Trading securities	10,654,841	7,387,187	3,267,654	44.23
Equity Investments	102,460	103,707	(1,247)	(1.20)
Available-for-sale securities	12,249,075	12,345,845	(96,770)	(0.78)
Held-to-maturity securities	11,745,509	10,490,167	1,255,342	11.97
Advances	110,240,342	92,306,684	17,933,658	19.43
Mortgage loans held-for-portfolio	2,689,469	2,644,449	45,020	1.70
Accrued interest receivable	591,649	523,973	67,676	12.92
Premises, software, and equipment	80,425	84,524	(4,099)	(4.85)
Operating lease right-of-use assets	42,941	44,289	(1,348)	(3.04)
Finance lease right-of-use assets	1,414	1,532	(118)	(7.70)
Derivative assets	62,933	99,548	(36,615)	(36.78)
Other assets	12,858	14,896	(2,038)	(13.68)
Total assets	$176,664,813	$156,544,993	$20,119,820	12.85%

Liabilities
Deposits
Interest-bearing demand	$1,904,823	$3,071,958	$(1,167,135)	(37.99)%
Non-interest-bearing demand	19,165	18,003	1,162	6.45
Total deposits	1,923,988	3,089,961	(1,165,973)	(37.73)

Consolidated obligations
Bonds	66,279,587	68,466,741	(2,187,154)	(3.19)
Discount notes	98,719,386	76,019,517	22,699,869	29.86
Total consolidated obligations	164,998,973	144,486,258	20,512,715	14.20

Mandatorily redeemable capital stock	7,737	7,585	152	2.00

Accrued interest payable	392,997	470,265	(77,268)	(16.43)
Affordable Housing Program	251,778	247,824	3,954	1.60
Derivative liabilities	23,935	4,097	19,838	484.21
Other liabilities	150,522	167,633	(17,111)	(10.21)
Operating lease liabilities	53,111	54,696	(1,585)	(2.90)
Finance lease liabilities	1,456	1,571	(115)	(7.32)
Total liabilities	167,804,497	148,529,890	19,274,607	12.98
Capital	8,860,316	8,015,103	845,213	10.55
Total liabilities and capital	$176,664,813	$156,544,993	$20,119,820	12.85%

Balance Sheet overview March 31, 2026 and December 31, 2025
Total assets — Total assets increased to $176.7 billion at March 31, 2026, from $156.5 billion at December 31, 2025, an increase of
$20.1 billion, or 12.9%. Total assets increased primarily due to a $17.9 billion increase in advances, a $2.3 billion increase in federal funds sold, and a $3.3 billion increase in trading securities, partially offset by a $5.0 billion decrease in securities purchased under agreements to resell.
Advances — Par balances increased at March 31, 2026 to $110.5 billion, compared to $92.5 billion at December 31, 2025. Short-term fixed-rate advances increased by 58.2% to $26.9 billion at March 31, 2026, up from $17.0 billion at December 31, 2025. ARC advances, which are adjustable-rate borrowings, increased by 3.8% to $24.2 billion at March 31, 2026, compared to $23.3 billion at
December 31, 2025. The increase in advances was driven primarily by increased activity from two large banks, one insurance company, and one credit union member.
Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale or held-to-
maturity. Our investment profile primarily consists of GSE and Agency-issued (GSE-issued) securities.
The AFS portfolio remained flat for the three months ended March 31, 2026.
The HTM portfolio increased by $1.3 billion, or 12.0%. We acquired $1.8 billion (par) of floating-rate GSE-issued MBS in the first quarter of 2026.
Trading securities (liquidity portfolio) — The objective of the trading portfolio is to help meet short-term contingency liquidity needs.
During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings.
Trading securities increased by $3.3 billion, or 44.2% for the three months ended March 31, 2026.
We will periodically evaluate our liquidity needs and may add to or dispose these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.
Mortgage loans held-for-portfolio — Mortgage loans are investments in Mortgage Partnership Finance Program and Mortgage Asset
Program. Unpaid principal balance of MPF loans stood at $1.4 billion at March 31, 2026, a decrease of $32.1 million from the balance at December 31, 2025. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Unpaid principal balance of MAP loans stood at $1.2 billion at March 31, 2026, an increase of $75.1 million from the balance at December 31, 2025.
Paydowns for the total portfolio for the three months ended March 31, 2026 were $67.5 million compared to $50.4 million for the same period in 2025. Acquisitions for the three months ended March 31, 2026 were $114.4 million compared to $85.7 million for the same period in 2025.
Total liabilities — Total liabilities increased to $167.8 billion at March 31, 2026, from $148.5 billion at December 31, 2025, an increase of $19.3 billion, or 13.0%. Total liabilities increased primarily due to a $20.5 billion, or 14.2%, increase in consolidated obligations as a result of increased funding and liquidity needs during the period.
Capital ratios — Our capital position remains strong. Actual risk-based capital was $8.9 billion and $8.0 billion for the period ending
March 31, 2026 and December 31, 2025, respectively. Required risk-based capital was $1.3 billion at March 31, 2026 and $1.1 billion at December 31, 2025. To support $176.7 billion of total assets at March 31, 2026, the minimum required total capital was $7.1 billion or 4.0% of assets. Our actual regulatory risk-based capital was $8.9 billion, exceeding required total capital by $1.8 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock and Mandatorily Redeemable Capital Stock.
Leverage — On March 31, 2026, balance sheet leverage (based on U.S. GAAP) was 19.9 times shareholders’ equity, compared to
19.5 times at December 31, 2025. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York
(FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.
Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at March 31, 2026 included
$20.2 million as demand cash balances at the FRBNY, $24.8 billion in short-term and overnight investments in the federal funds and resale agreements, $10.0 billion of high credit quality GSE-issued available-for-sale securities that are investment grade and readily marketable and $555.7 million of available-for-sale U.S. Treasury securities.
We also have other regulatory liquidity measures in place, including deposit liquidity and operational liquidity, and other liquidity buffers.
For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term
Borrowings and Short-Term Debt, and Table 8.1 through Table 8.3 in this MD&A.
Advances
Carrying values of advances outstanding were $110.2 billion at March 31, 2026 and $92.3 billion at December 31, 2025. Carrying values included cumulative hedging basis adjustment losses of $0.3 billion at March 31, 2026 and $0.1 billion at December 31, 2025.
Table 2.1        Advance Trends

Advance Trends
190
180
170
160
150
140
130
120
110
100
90
80
70
60
50
40
30
20
10
0
$176.7
$110.5
Mar - 2024
Jun - 2024
Sep - 2024
Dec - 2024
Mar - 2025
Jun - 2025
Sep - 2025
Dec - 2025
Mar- 2026
Total assets
Advances par amount

Advances — Product Types
The following table summarizes par values of advances by product type (dollars in thousands):
Table 2.2        Advances by Product Type

	March 31, 2026		December 31, 2025
	Amounts	Percentage of Total	Amounts	Percentage of Total
Adjustable Rate Credit - ARCs	$24,197,000	21.90%	$23,317,000	25.22%
Fixed Rate Advances	55,469,821	50.20	46,988,911	50.81
Short-Term Advances	26,864,813	24.31	16,984,886	18.37
Mortgage Matched Advances	301,777	0.27	319,608	0.35
Overnight & Line of Credit (OLOC) Advances	1,992,115	1.80	3,036,265	3.28
All other categories	1,682,480	1.52	1,819,734	1.97
Total par value	110,508,006	100.00%	92,466,404	100.00%
Advance discounts	(8,250)		(10,491)
Hedge valuation basis adjustments	(259,414)		(149,229)
Total	$110,240,342		$92,306,684
Member Pledged Collateral
The following table summarizes pledged collateral (in thousands):
Table 2.3        Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
	Advances (b)	Other Obligations (c)	Total Indebtedness	Loans (d)	Securities and Deposits (d)	Total (d)
March 31, 2026	$110,508,006	$25,741,365	$136,249,371	$381,246,340	$74,881,972	$456,128,312
December 31, 2025	$92,466,404	$24,190,019	$116,656,423	$379,482,484	$66,900,291	$446,382,775

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
(b)Par value.
(c)Standby financial letters of credit, derivatives, and members’ credit enhancement guarantee amount.
(d)Estimated market value.
The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):
Table 2.4        Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Total Collateral Received
March 31, 2026	$75,653,442	$380,474,869	$456,128,312
December 31, 2025	$68,180,070	$378,202,705	$446,382,775

Advances — Interest Rate Terms
The following table summarizes interest-rate payment terms for advances (dollars in thousands):
Table 2.5        Advances by Interest-Rate Payment Terms

	March 31, 2026		December 31, 2025
	Amounts	Percentage of Total	Amounts	Percentage of Total
Fixed-rate (a)	$85,593,006	77.45%	$68,426,404	74.00%
Variable-rate (b)	24,915,000	22.55	24,040,000	26.00
Total par value	110,508,006	100.00%	92,466,404	100.00%
Advance discounts	(8,250)		(10,491)
Hedge valuation basis adjustments	(259,414)		(149,229)
Total	$110,240,342		$92,306,684

(a)Fixed-rate borrowings remained the largest category of advances borrowed by members and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at March 31, 2026, with only 1.8% of advances in the remaining maturity bucket of greater than 5 years (2.1% at December 31, 2025). For more information, see financial statements Note 9. Advances.
(b)Variable-rate advances are ARC advances are indexed to SOFR-OIS, Federal Funds-OIS or other benchmark indices. The
FHLBNY’s larger members are generally borrowers of variable-rate advances.

The following table summarizes Redemption Term of advances (dollars in thousands):
Table 2.6        Advances by Redemption Term

	March 31, 2026		December 31, 2025		Change
Redemption Term (dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Fixed-rate
Due in 1 year or less	$63,604,198	57.55%	$44,984,380	48.65%	$18,619,818	41.39%
Due after 1 year through 3 years	13,484,763	12.20	14,772,665	15.98	(1,287,902)	(8.72)
Due after 3 years through 5 years	5,941,152	5.38	6,131,164	6.63	(190,012)	(3.10)
Due after 5 years through 15 years	647,867	0.59	687,087	0.74	(39,220)	(5.71)
Total principal amount	83,677,980	75.72	66,575,296	72.00	17,102,684	25.69

Fixed-rate, putable
Due in 1 year or less	161,000	0.15	111,000	0.12	50,000	45.05
Due after 1 year through 3 years	374,000	0.34	427,500	0.46	(53,500)	(12.51)
Due after 3 years through 5 years	778,750	0.70	703,500	0.76	75,250	10.70
Due after 5 years through 15 years	299,500	0.27	289,500	0.31	10,000	3.45
Total principal amount	1,613,250	1.46	1,531,500	1.65	81,750	5.34

Variable-rate
Due in 1 year or less	20,770,000	18.80	19,862,000	21.48	908,000	4.57
Due after 1 year through 3 years	2,020,000	1.83	2,053,000	2.22	(33,000)	(1.61)
Due after 3 years through 5 years	1,125,000	1.02	1,125,000	1.22	—	—
Due after 5 years through 15 years	1,000,000	0.90	1,000,000	1.08	—	—
Total principal amount	24,915,000	22.55	24,040,000	26.00	875,000	3.64

Other (a)
Due in 1 year or less	76,974	0.07	76,228	0.08	746	0.98
Due after 1 year through 3 years	216,273	0.19	208,261	0.23	8,012	3.85
Due after 3 years through 5 years	6,579	0.01	33,116	0.04	(26,537)	(80.13)
Due after 5 years through 15 years	1,950	—	2,003	—	(53)	(2.65)
Total principal amount	301,776	0.27	319,608	0.35	(17,832)	(5.58)

Total principal amount advances	110,508,006	100.00%	92,466,404	100.00%	18,041,602	19.51%
Other adjustments, net (b)	(267,664)		(159,720)		(107,944)

Total advances	$110,240,342		$92,306,684		$17,933,658

(a)Includes hybrid, fixed-rate amortizing/mortgage matched, convertible, fixed-rate callable or prepayable, and other advances.
(b)Consists of hedging valuation basis adjustments and unamortized premiums, discounts, and commitment fees.

Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when hedge effectiveness accounting provisions cannot be established.
The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):
Table 2.7        Hedged Advances by Type

Par Amount	March 31, 2026	December 31, 2025
Qualifying hedges
Fixed-rate bullets	$57,772,995	$57,231,100
Fixed-rate putable	1,613,250	1,531,500
Fixed-rate with embedded cap	80,000	80,000
Total qualifying hedges	$59,466,245	$58,842,600

Aggregate par amount of advances hedged	$60,990,545	$59,309,100
Fair value basis (hedging adjustments)	$(259,414)	$(149,229)
Putable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):
Table 2.8        Putable and Callable Advances

	Advances
Par Amount	March 31, 2026	December 31, 2025
Putable	$1,613,250	$1,531,500
No-longer putable/callable	$271,000	$221,000

Investments
The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trusts, Available-for-sale securities, and Held-to-maturity securities (Carrying values, dollars
in thousands):
Table 3.1        Investments by Categories

	March 31, 2026	December 31, 2025	Dollar Variance	Percentage Variance
State and local housing finance agency obligations, net (a)
Available-for-sale securities, at fair value	$1,666,714	$1,664,523	$2,191	0.13%
Held-to-maturity securities, at carrying value, net	151,054	151,604	(550)	(0.36)
Total HFA securities	1,817,768	1,816,127	1,641	0.09

U.S. Treasury notes, available-for-sale at fair value	555,733	560,272	(4,539)	(0.81)
Trading securities (b)	10,654,841	7,387,187	3,267,654	44.23
Mortgage-backed securities
Available-for-sale securities, at fair value	10,026,628	10,121,050	(94,422)	(0.93)
Held-to-maturity securities, at carrying value, net	11,594,455	10,338,563	1,255,892	12.15
Total MBS securities	21,621,083	20,459,613	1,161,470	5.68

Equity investments in Grantor trusts	102,460	103,707	(1,247)	(1.20)
Interest-bearing deposits	3,350,000	2,960,000	390,000	13.18
Securities purchased under agreements to resell	10,960,000	15,950,000	(4,990,000)	(31.29)
Federal funds sold	13,830,000	11,550,000	2,280,000	19.74

Total Investments	$62,891,885	$60,786,906	$2,104,979	3.46%

(a)There were no acquisitions of State and local housing finance agency bonds for the three months ending March 31, 2026.
Paydowns from the HTM portfolio were $0.6 million and there were no paydowns from the AFS portfolio for the same period.
(b)We acquired $4.5 billion and sold $1.2 billion par of U.S. Treasury securities in the three months ended March 31, 2026.

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):
Table 3.2        Investment Debt Securities Issuer Concentration

	March 31, 2026			December 31, 2025
Long Term Investment (a)	Carrying (b) Value	Fair value	Carrying value as a Percentage of Capital	Carrying (b) Value	Fair Value	Carrying value as a Percentage of Capital
MBS
Fannie Mae	$2,959,126	$2,955,759	33.40%	$2,107,351	$2,106,342	26.29%
Freddie Mac	18,657,139	18,540,657	210.57	18,347,280	18,247,320	228.91
Ginnie Mae	4,817	4,817	0.05	4,982	4,982	0.06
Non-MBS, net (c)	2,373,502	2,369,279	26.79	2,376,399	2,371,581	29.65
Total Investment Debt Securities	$23,994,584	$23,870,512	270.81%	$22,836,012	$22,730,225	284.91%

Categorized as:

Available-for-Sale Securities	$12,249,075	$12,249,075		$12,345,845	$12,345,845

Held-to-Maturity Securities, net	$11,745,509	$11,621,437		$10,490,167	$10,384,380

(a)Excludes Trading portfolio.
(b)Carrying values include fair values for AFS securities.
(c)Non-MBS — Includes Housing finance agency bonds and U.S. Government securities.
The following tables summarize external rating information of the held-to-maturity portfolio (carrying values in thousands):
Table 3.3        External Rating of the Held-to-Maturity Portfolio

	March 31, 2026
	AAA-rated	AA-rated	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$—	$11,594,455	$—	$—	$—	$11,594,454
State and local housing finance agency obligations	—	151,054	—	—	—	151,054
Total Long-term securities	$—	$11,745,509	$—	$—	$—	$11,745,509

	December 31, 2025
	AAA-rated	AA-rated	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$—	$10,338,563	$—	$—	$—	$10,338,563
State and local housing finance agency obligations	—	151,604	—	—	—	151,604
Total Long-term securities	$—	$10,490,167	$—	$—	$—	$10,490,167

The following tables summarize external rating information of the AFS portfolio (the carrying values of AFS investments are at fair values; in thousands):
Table 3.4        External Rating of the Available-for-Sale Portfolio

	March 31, 2026
	AAA-rated	AA-rated	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$—	$10,026,628	$—	$—	$—	$10,026,628
Housing and U.S. Obligations	154,833	2,067,614	—	—	—	2,222,447
Total Long-term securities	$154,833	$12,094,242	$—	$—	$—	$12,249,075

	December 31, 2025
	AAA-rated	AA-rated	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$—	$10,121,050	$—	$—	$—	$10,121,050
Housing and U.S. Obligations	154,129	2,070,666	—	—	—	2,224,795
Total Long-term securities	$154,129	$12,191,716	$—	$—	$—	$12,345,845
Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates
(yields) and amortized cost by contractual maturities (dollars in thousands):
Table 3.5        Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	March 31, 2026		December 31, 2025
	Amortized Cost	Weighted Average Rate (a)	Amortized Cost	Weighted Average Rate (a)
Mortgage-backed securities
Due in one year or less	$1,539,471	2.85%	$1,407,215	3.04%
Due after one year through five years	6,798,971	3.13	6,914,188	3.21
Due after five years through ten years	7,803,577	3.70	8,230,958	3.69
Due after ten years	5,533,813	4.33	3,940,067	4.43
Total Mortgage-backed securities	$21,675,832	3.62%	$20,492,428	3.62%

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
thousands):
Table 3.6        Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	March 31, 2026	December 31, 2025
Current face value of hedged CMBS	$8,800,492	$8,800,492
Partial-term hedge face value of hedged CMBS	$7,985,000	$7,985,000
Cumulative basis adjustment gains (losses) (a)	$(391,188)	$(363,915)
Interest rate swap contracts (par)	$7,985,000	$7,985,000

(a)Cumulative basis adjustment gains (losses) at March 31, 2026 and December 31, 2025 included immaterial balances of unamortized basis as a result of de-designation hedges.
Short-term investments
The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):
Table 3.7        Trading Securities

	Trading Securities
	March 31, 2026	December 31, 2025
Par value	$10,800,925	$7,550,925
Amortized cost	$10,785,108	$7,483,249
Carrying/Fair value	$10,654,841	$7,387,187
The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):
Table 3.8        Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate
	Trading Securities
	March 31, 2026	December 31, 2025
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$10,800,925	$7,550,925
Par amounts of interest rate swaps	$10,783,936	$7,523,057

(a)Balances represent outstanding amounts of U.S. Treasury securities.
Mortgage Loans Held-for-Portfolio, Net
Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $2.6 billion at March 31, 2026, an increase of $43.0 million (net of acquisitions and paydowns) from the balance at December 31, 2025. Mortgage loan balances increased due to an increase in acquisitions. During 2026, the Bank purchased $114.4 million of mortgage loans from members and paydowns were $67.5 million. Mortgage loans were investments in MPF and MAP.
Serious delinquencies at March 31, 2026 were slightly higher than December 31, 2025. Allowance for credit losses were $3.9 million at March 31, 2026 compared to $3.7 million at December 31, 2025.

Loan and PFI Concentration — Loan concentration was in New York State, as many of the largest PFIs are located in New York. The tables below summarize concentrations — Geographic and PFI.
Table 4.1        Geographic Concentration of Mortgage Loans

	March 31, 2026		December 31, 2025
	Number of loans	Amounts outstanding	Number of loans	Amounts outstanding
New York State	69.7%	63.4%	69.2%	62.3%
New Jersey State	19.8%	24.3%	20.3%	25.4%
Table 4.2        Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands):

	March 31, 2026
	Mortgage Loans	Percent of Total Mortgage Loans
OceanFirst Bank	$265,906	10.06%
The Lyons National Bank	237,297	8.98
FourLeaf Federal Credit Union	229,777	8.70
Teachers Federal Credit Union	162,338	6.14
Manasquan Bank	124,287	4.70
All Others	1,622,540	61.42
Total	$2,642,145	100.00%

	December 31, 2025
	Mortgage Loans	Percent of Total Mortgage Loans
OceanFirst Bank	$276,575	10.64%
The Lyons National Bank	205,238	7.90
Teachers Federal Credit Union	160,259	6.17
Manasquan Bank	125,701	4.84
FourLeaf Federal Credit Union	119,448	4.60
All Others	1,711,936	65.85
Total	$2,599,157	100.00%
Debt Financing Activity and Consolidated Obligations
Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $165.0 billion and $144.5 billion at March 31, 2026 and December 31, 2025, respectively.
CO bonds and CO discount notes — The carrying value of Consolidated obligation bonds was $66.3 billion (par, $66.3 billion) at
March 31, 2026, compared to $68.5 billion (par, $68.4 billion) at December 31, 2025. The carrying value of Consolidated obligation discount notes outstanding was $98.7 billion at March 31, 2026 and $76.0 billion at December 31, 2025.
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

Consolidated obligation bonds
The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):
Table 5.1        CO Bonds by Type

	March 31, 2026		December 31, 2025
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$15,872,165	23.96%	$22,142,355	32.37%
Fixed-rate, callable	17,611,800	26.58	15,927,800	23.28
Step Up, callable	750,000	1.13	1,132,000	1.65
Step Down, callable	52,000	0.08	52,000	0.08
Floating rate, callable	25,000	0.04	25,000	0.04
Single-index floating rate	31,942,000	48.21	29,129,500	42.58
Total par value	$66,252,965	100.00%	$68,408,655	100.00%

Bond premiums	37,977		42,461
Bond discounts	(17,102)		(18,008)
Hedge valuation basis adjustments (a)	(81,304)		(51,438)
Hedge basis adjustments on de-designated hedges	90,710		92,610
FVO - valuation adjustments and accrued interest	(3,659)		(7,539)
Total Consolidated obligation bonds	$66,279,587		$68,466,741
.

(a)Hedging valuation basis adjustments — The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis gains of $0.1 billion at March 31, 2026 and $0.1 billion at December 31, 2025. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.
Fair value basis and valuation adjustments — Key determinants are factors such as run-offs and new transactions designated under an ASC 815 hedge or elected under the FVO, the forward swap curve, the volatility of the swap rates, and the remaining duration to maturity. For CO bonds elected under the FVO, the changes in the spread between the swap rate and the Consolidated obligation debt yields, and changes in interest payable, which is also a component of the entire fair value of FVO CO bonds.
Hedge volume — Tables 5.2 – 5.4 provide information with respect to par amounts of CO bonds based on accounting designation:
(1) under hedge qualifying rules; (2) under the FVO; and (3) as an economic hedge.
Qualifying hedges — Generally, fixed-rate (bullet and callable) medium and long-term Consolidated obligation bonds are hedged in a fair value ASC 815 qualifying hedge.
The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):
Table 5.2        CO Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	March 31, 2026	December 31, 2025
Qualifying hedges
Fixed-rate bullet bonds	$9,563,840	$14,739,580
Fixed-rate callable bonds	15,857,800	15,509,800
Total qualifying fair value hedges	$25,421,640	$30,249,380

The following table provides information on CO bonds elected under the fair value option (in thousands):
Table 5.3        CO Bonds Elected under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	March 31, 2026	December 31, 2025
Bonds designated under FVO	$529,405	$564,405
The following table provides information on CO bonds in an economic hedge relationship (in thousands):
Table 5.4        Economic Hedges of CO Bonds (data in table excludes CO bonds elected under the FVO)

	Consolidated Obligation Bonds
Par Amount	March 31, 2026	December 31, 2025
Bonds designated as economically hedged
Floating-rate bonds	$20,000	$—
Fixed-rate bonds	$200,000	$200,000
CO Bonds — Maturity or Next Call Date
Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):
Table 5.5        CO Bonds — Maturity or Next Call Date

	March 31, 2026		December 31, 2025
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date (a)
Due or callable in one year or less	$50,793,875	76.67%	$49,083,920	71.75%
Due or callable after one year through two years	8,788,170	13.26	12,350,470	18.05
Due or callable after two years through three years	3,877,775	5.85	3,870,565	5.66
Due or callable after three years through four years	766,795	1.16	1,115,850	1.63
Due or callable after four years through five years	350,950	0.53	292,450	0.43
Thereafter	1,675,400	2.53	1,695,400	2.48
Total par value	$66,252,965	100.00%	$68,408,655	100.00%

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
shorter than the contractual maturity.
The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):
Table 5.6        Outstanding Callable CO Bonds versus Non-callable CO bonds

	March 31, 2026	December 31, 2025
Callable	$18,438,800	$17,136,800
Non-Callable	$47,814,165	$51,271,855

CO Discount Notes
The following table summarizes CO discount notes issued and outstanding (dollars in thousands):
Table 5.7        Discount Notes Outstanding

	March 31, 2026	December 31, 2025
Par value	$99,621,356	$76,476,004
Amortized cost	$98,741,656	$76,011,550
Hedge value basis adjustments (a)	(36,206)	(7,377)
Hedge basis adjustments on de-designated hedges	(282)	(107)
FVO - valuation adjustments and remaining accretion	14,218	15,451
Total Consolidated obligation discount notes	$98,719,386	$76,019,517
Weighted average interest rate	3.57%	3.76%

(a)Notional amounts of $82.9 billion and $69.8 billion were hedged under ASC 815 qualifying fair value hedges at March 31, 2026 and December 31, 2025, respectively.
The following table summarizes Fair Value hedges of discount notes (in thousands):
Table 5.8        Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	March 31, 2026	December 31, 2025
Discount notes hedged under qualifying hedge	$82,942,599	$69,840,769
The following table summarizes economic hedges of discount notes (in thousands):
Table 5.9        Economic Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Par Amount	March 31, 2026	December 31, 2025
Discount notes designated as economic hedges	$2,541,354	$1,581,960
The following table summarizes discount notes elected and outstanding under the FVO (in thousands):
Table 5.10        Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	March 31, 2026	December 31, 2025
Discount notes designated under FVO	$5,295,389	$562,507
The following table summarizes Cash flow hedges of discount notes (in thousands):
Table 5.11        Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	March 31, 2026	December 31, 2025
Discount notes hedged under qualifying hedge (a)	$1,367,000	$1,367,000

(a)Amounts represent discounts notes issued in cash flow “rollover” hedge strategies that hedged the variability of 91-day discount notes issued in sequence. The maximum length of time over which we are hedging this exposure is 6 years. In this strategy, the discount note expense, which resets every 91 days, is synthetically converted to fixed cash flows over the hedge periods, thereby achieving hedge objectives. For more information, see financial statements, Cash flow hedge gains and losses in Note 17.
Derivatives and Hedging Activities.
Stockholders’ Capital
The following table summarizes the components of Stockholders’ capital (in thousands):
Table 6.1        Stockholders’ Capital

	March 31, 2026	December 31, 2025
Capital Stock (a)	$6,227,676	$5,411,075
Unrestricted retained earnings (b)	1,306,426	1,286,417
Restricted retained earnings (c)	1,359,499	1,328,728
Accumulated other comprehensive income (loss)	(33,285)	(11,117)
Total Capital	$8,860,316	$8,015,103

(a)Stockholders’ Capital — Capital stock increased in line with the increase in advances borrowed. When an advance matures or is prepaid, the excess capital stock is repurchased by the FHLBNY. When an advance is borrowed or a member joins the FHLBNY’s membership, the member is required to purchase capital stock.
(b)Unrestricted retained earnings — Net income is added to this balance. Dividends are paid out of this balance. Funds are transferred to Restricted retained earnings balances as mandated by the FHLBank Joint Capital Enhancement Agreement
(Capital Agreement).
(c)Restricted retained earnings — Restricted retained earnings balance at March 31, 2026 has grown to $1.4 billion from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated obligations for the current calendar quarter. By way of reference, the Restricted retained earnings target calculated at March 31,
2026 was $1.5 billion based on the FHLBNY’s average consolidated obligations outstanding during the current calendar quarter, as compared to actual Restricted retained earnings of $1.4 billion at March 31, 2026. Also see Note 14. Capital Stock and
Mandatorily Redeemable Capital Stock.
The following table summarizes the components of AOCI (in thousands):
Table 6.2        Accumulated Other Comprehensive Income (Loss) (AOCI)

	March 31, 2026	December 31, 2025
Accumulated other comprehensive income (loss)
Net market value unrealized gains (losses) on available-for-sale securities	$(446,268)	$(395,395)
Net Fair value hedging gains (losses) on available-for-sale securities	391,188	363,915
Net Cash flow hedging gains (losses)	31,044	29,734
Employee supplemental retirement plans	(9,249)	(9,371)
Total Accumulated other comprehensive income (loss)	$(33,285)	$(11,117)
The following table summarizes dividends paid and payout ratios:
Table 6.3        Dividends Paid and Payout Ratios

	Three months ended
	March 31, 2026	March 31, 2025
Cash dividends paid per share	$1.92	$2.33
Dividends paid (a)(c)	$103,077	$138,364
Pay-out ratio (b)	67.00%	88.89%

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
Table 7.1        Derivatives Counterparty Credit Ratings

	March 31, 2026
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non- Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$7,305,000	$58,394	$2,800	$61,194	$(48,180)	$13,014
Cleared derivatives assets (d)	414,657	1,074	—	1,074	31,288	32,362
	7,719,657	59,468	2,800	62,268	(16,892)	45,376
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	900,000	(15,485)	16,150	665	—	665
Cleared derivatives liability (d)	180,128,161	—	—	—	813,411	813,411
	181,028,161	(15,485)	16,150	665	813,411	814,076
Total derivative positions with non-member counterparties to which the Bank had credit exposure	188,747,818	43,983	18,950	62,933	796,519	859,452
Delivery commitments
Derivative position with delivery commitments	32,237	—	—	—	—	—
Total derivative position with members	32,237	—	—	—	—	—
Total	$188,780,055	$43,983	$18,950	$62,933	$796,519	$859,452
Derivative positions without credit exposure	$28,997,287
Total notional amount	$217,745,105

	December 31, 2025
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non- Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$9,437,250	$53,873	$12,620	$66,493	$(55,758)	$10,735
Cleared derivatives assets (d)	159,123,222	31,982	—	31,982	813,135	845,117
	168,560,472	85,855	12,620	98,475	757,377	855,852
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	4,530,550	(24,300)	25,300	1,000	—	1,000
Cleared derivatives liability (d)	414,657	—	—	—	32,443	32,443
	4,945,207	(24,300)	25,300	1,000	32,443	33,443
Total derivative positions with non-member counterparties to which the Bank had credit exposure	173,505,679	61,555	37,920	99,475	789,820	889,295
Delivery commitments
Derivative position with delivery commitments	36,458	73	—	73	(73)	—
Total derivative position with members	36,458	73	—	73	(73)	—
Total	$173,542,137	$61,628	$37,920	$99,548	$789,747	$889,295
Derivative positions without credit exposure	$25,349,958
Total notional amount	$198,855,637

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
(c)NRSRO Ratings.
(d)On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations
(DCOs) in cash or securities. We had pledged $844.7 million and $845.6 million in marketable securities as collateral at
March 31, 2026 and December 31, 2025, respectively. At March 31, 2026 and December 31, 2025 we did not pledge cash as collateral.
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
Table 8.1        Deposit Liquidity

For the Quarters Ended	Average Deposit Reserve Required	Average Actual Deposit Liquidity	Excess
March 31, 2026	$2,485	$100,936	$98,451
December 31, 2025	$2,886	$89,905	$87,019
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
We met these requirements at all times.
The following table summarizes excess operational liquidity (in millions):
Table 8.2        Operational Liquidity

For the Quarters Ended	Average Balance Sheet Liquidity Requirement	Average Actual Operational Liquidity	Excess
March 31, 2026	$24,495	$50,476	$25,981
December 31, 2025	$24,437	$48,370	$23,933
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
Contingency liquidity is measured daily. We met these requirements at all times.

The following table summarizes excess contingency liquidity (in millions):
Table 8.3        Contingency Liquidity

For the Quarters Ended	Average Five Day Requirement	Average Actual Contingency Liquidity	Excess
March 31, 2026	$4,293	$48,491	$44,198
December 31, 2025	$3,279	$44,267	$40,988
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
The Finance Agency’s Liquidity Advisory Bulletin 2018-07 requires the Bank to maintain between 10 and 30 calendar days (“the
Range”) of positive cash flow assuming all advances renew and to hold liquidity in a specified range of the notional of our outstanding standby financial letters of credit. The FHFA has periodically issued non-public supervisory letters that establish base case guidance within the Range. The Advisory Bulletin also provides guidance on maintaining appropriate funding gaps for three-month and one-
year maturity horizons. We remained in compliance with the funding gaps provision and all Liquidity regulations.
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
Results of Operations
The following section provides a comparative discussion of the FHLBNY’s results of operations for the three months ended March 31,
2026 and 2025. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Summary of Significant Accounting Policies in the Bank's most recent 2025 Form 10-K filed on
March 20, 2026.
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

Summarized below are the principal components of net income (in thousands):
Table 9.1        Principal Components of Net Income

	Three Months ended March 31,
	2026	2025
Total interest income	$1,624,971	$1,821,500
Total interest expense	1,407,509	1,606,493
Net interest income before provision for credit losses	217,462	215,007
Provision (Reversal) for credit losses	177	167
Net interest income after provision for credit losses	217,285	214,840
Total other income (loss)	18,309	20,695
Total other expenses	64,626	62,569
Income before assessments	170,968	172,966
Affordable Housing Program Assessments	17,111	17,307
Net income	$153,857	$155,659
Net Income — 2026 First Quarter Compared to 2025 First Quarter
Net income — For the FHLBNY, net income is net interest income, minus Provision (Reversal) for credit losses, plus other income
(loss), less other expenses and assessments set aside for the FHLBNY’s Affordable Housing Program.
Net income for the 2026 first quarter was $153.9 million, a decrease of $1.8 million or 1.2% compared to the same period in the prior year. Summarized below are the primary components of our net income:
Net interest income — The 2026 first quarter net interest income before provision for credit losses was $217.5 million, an increase of
$2.5 million, or 1.2% compared to the same period in the prior year. Net interest spread was 34 basis points for the 2026 first quarter compared to 31 basis points in the same period in the prior year. For more information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.
Other income (loss) — Other income (loss) reported a gain of $18.3 million in the first quarter of 2026, compared to a gain of $20.7 million in the same period in the prior year.
•Service fees and other were $6.3 million in the first quarter of 2026, compared to $5.6 million reported in the same period in the prior year. Service fees and other are primarily fee revenues from financial letters of credit.
•Financial instruments carried at fair values reported net valuation gains of $1.1 million in the 2026 first quarter compared to net losses of $16.0 million in the same period in the prior year. For more information, see financial statements, Fair Value
Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 9.9 Other Income (Loss) and
accompanying discussions in this MD&A.
•Derivative activities reported net gains of $46.6 million in Other income in the 2026 first quarter, compared to net losses of
$29.7 million in the same period in the prior year. For more information, see Table 9.11 Other Income (Loss) — Impact of
Derivative Gains and Losses and accompanying discussions in this MD&A.
•Securities gains (losses) reported net fair value losses of $34.9 million in the first quarter of 2026, compared to net fair value gains of $60.6 million in the same period in the prior year.
•Equity Investments held to finance payments to retirees in a non-qualified pension plan, reported net fair value losses of
$1.7 million in the 2026 first quarter compared to net gains of $0.2 million in the same period in the prior year.
•Litigation settlement reported gains of $0.8 million from LIBOR-based financial instrument antitrust litigation.

Other expenses were $64.6 million in the first quarter of 2026 compared to $62.6 million in the same period in the prior year. Other expenses are primarily operating expenses, compensation and benefits, our share of expenses of the Office of Finance and the Federal
Housing Finance Agency, and voluntary contributions.
•Operating expenses were $23.7 million in the first quarter of 2026, up from $21.6 million in the same period in the prior year. The increase in operating expenses were related to technology related investments.
•Compensation and benefits expenses were $31.2 million in the first quarter of 2026, compared to $30.0 million in the same period in the prior year.
•Voluntary contributions were $2.8 million in the first quarter of 2026, compared to $3.1 million in the same period in the prior year for various housing programs, grants and charitable contributions. These voluntary contributions are in excess of the Bank’s AHP statutory requirement.
•Finance Agency and Office of Finance expenses allocated for our share of the costs to operate the Office of Finance and the
Federal Housing Finance Agency were $4.8 million in the first quarter of 2026, compared to $5.9 million in the same period in the prior year.
•Other expenses were $2.2 million in the first quarter of 2026, slightly up from $2.0 million in the same period in the prior year.
Net Interest Income, Interest Rate Margin and Interest Rate Spread
Net interest income is our principal source of net income. It represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.
The following table summarizes net interest income (dollars in thousands):
Table 9.2        Net Interest Income

	Three Months ended March 31,
	2026	2025	Percentage Change
Total interest income (a)	$1,624,971	$1,821,500	(10.79)%
Total interest expense (a)	1,407,509	1,606,493	(12.39)
Net interest income before provision for credit losses	$217,462	$215,007	1.14%

(a)Total Interest Income and Total Interest Expense — See Tables 9.6 and 9.8 and accompanying discussions
In the first quarter of the current year, net interest income before provision for credit losses, was $217.5 million, an increase of $2.5 million, or 1.2% from the first quarter of 2025. The slight increase in net interest income was driven by larger average interest earning asset balances, $165.6 billion for the first quarter of 2026, compared to $161.1 billion for the prior year period. Net interest spread increased to 34 basis points in the first quarter of 2026, compared to 31 basis points in the same period in 2025. This was partially offset by a decrease in market interest rates as reflected in a decline of 61 basis points on average yield on earning assets. Decreasing market interest rates negatively impacted yields from advances, primarily on overnight and short-term advances and variable-rate advances that reset to lower rates. Net interest margin, a measure of margin efficiency, which is calculated as net interest income divided by average earning assets, was 53 basis points in the first quarter of 2026, compared to 54 basis points in the same period in the prior year.
Stockholders’ capital (as measured by average outstanding balance in the period), which is typically deployed to fund short-term interest-earning assets was $8.5 billion in the first quarter of 2026, an increase from $8.4 billion in the first quarter of 2025.
Stockholders’ capital stock and retained earnings are also factors that impact net interest income as they provide interest free funding.
Swap interest settlement designated in ASC 815 hedging of assets and liabilities recorded net income of $26.5 million in the first quarter of 2026, compared to net income of $29.0 million in the first quarter of 2025.  Interest settlements are impacted by the net differential between fixed-rates associated with hedging swaps and the benchmark variable-rates associated with the swap’s floating-
leg. Net interest settlements on swaps hedging assets and liabilities under ASC 815 fluctuated as expected in line with changes in the benchmark rates; the hedging transactions achieved our interest rate risk management objectives.
Impact of Qualifying Hedges on Net Interest Income
The following table summarizes the impact of net interest adjustments from qualifying hedge interest rate swaps (in thousands):
Table 9.3        Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps

	Three Months ended March 31,
	2026	2025
Interest income	$1,565,988	$1,694,511
Fair value hedging effects	161	(1,919)
Amortization of basis adjustment	36	17
Interest rate swap accruals	64,047	142,643
Price alignment amount (a)	(5,261)	(13,752)
Reported interest income	1,624,971	1,821,500

Interest expense	1,381,912	1,503,957
Fair value hedging effects	(5,369)	3,875
Amortization of basis adjustment	(1,350)	(1,203)
Interest rate swap accruals	31,573	99,571
Price alignment amount (b)	743	293
Reported interest expense	1,407,509	1,606,493
Net interest income	$217,462	$215,007
Net interest adjustment - interest rate swaps	$33,386	$24,453

(a)Relates to derivatives for which variation margin payments are characterized as daily settled contracts. Price alignment amount in Interest income for advances hedged were $2.0 million expense in the first quarter of 2026 and $7.3 million expense in the same period in 2025.  Price alignment amount in Interest income for AFS debt securities hedged were $3.3 million expense in the first quarter of 2026 and $6.5 million expense in the same period in 2025.
(b)Relates to derivatives for which variation margin payments are characterized as daily settled contracts. Price alignment amount in Interest expense for consolidated obligation bonds hedged were $0.8 million expense in the first quarter of 2026 and $0.3 million expense in the same period in 2025. Price alignment amount in Interest expense for consolidated obligation discount notes hedged were $0.1 million income in the first quarter of 2026 and de minimis income in the same period in 2025.

Spread and Yield Analysis — 2026 period compared to 2025
Table 9.4        Spread and Yield Analysis

	Three Months ended March 31,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/ Rate (a)	Average Balance	Interest Income/ Expense	Yield/ Rate (a)
Earning Assets:
Advances	$102,679,839	$1,035,828	4.09%	$102,278,481	$1,207,004	4.79%
Interest bearing deposits and others	3,251,357	29,964	3.74	3,205,914	35,058	4.43
Securities purchased under agreements to resell	12,363,678	113,016	3.71	4,761,155	51,277	4.37
Federal funds sold	12,945,000	117,874	3.69	20,209,178	218,915	4.39
Investments
Trading securities	8,583,229	66,504	3.14	7,359,999	58,319	3.21
Mortgage-backed securities
Fixed	15,345,764	147,854	3.91	14,818,474	150,735	4.13
Floating	5,358,359	61,208	4.63	4,620,409	58,972	5.18
Available-for-sale Treasuries	557,333	5,299	3.86	—	—	NM
State and local housing finance agency obligations	1,817,025	19,962	4.46	1,456,744	18,494	5.15
Mortgage loans held-for-portfolio	2,669,809	27,457	4.17	2,360,470	22,666	3.89
Loans to other FHLBanks	555	5	3.69	5,556	60	4.39

Total interest-earning assets	$165,571,948	$1,624,971	3.98%	$161,076,380	$1,821,500	4.59%

Funded By:
Consolidated obligation bonds
Fixed	$37,220,088	$325,543	3.55%	$51,670,237	$519,531	4.08%
Floating	28,107,974	261,617	3.77	33,551,882	369,635	4.47
Consolidated obligation discount notes	89,105,047	798,663	3.64	64,315,858	689,856	4.35
Interest-bearing deposits and other borrowings	2,479,409	21,547	3.52	2,640,881	27,370	4.20
Mandatorily redeemable capital stock	7,414	139	7.60	4,433	101	9.25

Total interest-bearing liabilities	156,919,932	1,407,509	3.64%	152,183,291	1,606,493	4.28%

Other non-interest-bearing funds	122,015			506,270
Capital	8,530,001			8,386,819

Total Funding	$165,571,948	$1,407,509		$161,076,380	$1,606,493

Net Interest Income/Spread		$217,462	0.34%		$215,007	0.31%

Net Interest Margin
(Net interest income/Earning Assets)			0.53%			0.54%
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

Rate and Volume Analysis — 2026 period compared to 2025
The Rate and Volume Analysis presents changes in interest income, interest expense and net interest income that are due to changes in both interest rates and the volume of interest-earning assets and interest-bearing liabilities, and their impact on interest income and interest expense. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but rather attributable to both volume and rate changes, are allocated to the volume and rate categories based on the proportion of the absolute value of the volume and the rate change (in thousands):
Table 9.5        Rate and Volume Analysis

	For the three months ended
	March 31, 2026 vs. March 31, 2025
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$4,718	$(175,894)	$(171,176)
Interest bearing deposits and others	491	(5,585)	(5,094)
Securities purchased under agreements to resell	70,566	(8,827)	61,739
Federal funds sold	(70,000)	(31,041)	(101,041)
Investments
Trading securities	9,503	(1,318)	8,185
Mortgage-backed securities
Fixed	5,250	(8,131)	(2,881)
Floating	8,822	(6,586)	2,236
Available-for-sale Treasuries	5,299	—	5,299
State and local housing finance agency obligations	4,175	(2,707)	1,468
Mortgage loans held-for-portfolio	3,107	1,684	4,791
Loans to other FHLBanks	(47)	(8)	(55)

Total interest income	41,884	(238,413)	(196,529)

Interest Expense
Consolidated obligation bonds
Fixed	(132,390)	(61,598)	(193,988)
Floating	(55,218)	(52,800)	(108,018)
Consolidated obligation discount notes	235,254	(126,447)	108,807
Deposits and borrowings	(1,599)	(4,224)	(5,823)
Mandatorily redeemable capital stock	58	(20)	38

Total interest expense	46,105	(245,089)	(198,984)

Changes in Net Interest Income	$(4,221)	$6,676	$2,455

The principal categories of Interest Income are summarized below (dollars in thousands):
Table 9.6        Interest Income — Principal Sources

	Three Months ended March 31,
	2026	2025	Percentage Change
Interest Income
Advances	$1,035,828	$1,207,004	(14.18)%
Interest-bearing deposits	29,964	35,058	(14.53)
Securities purchased under agreements to resell	113,016	51,277	120.40
Federal funds sold	117,874	218,915	(46.16)
Trading securities	66,504	58,319	14.03
Mortgage-backed securities
Fixed	147,854	150,735	(1.91)
Floating	61,208	58,972	3.79
Available-for-sale Treasuries	5,299	—	NM
State and local housing finance agency obligations	19,962	18,494	7.94
Mortgage loans held-for-portfolio	27,457	22,666	21.14
Loans to other FHLBanks	5	60	(91.67)
Total interest income	$1,624,971	$1,821,500	(10.79)%

NM — Not meaningful.
Interest Income
Interest income in the 2026 first quarter was $1.6 billion, a decrease of $0.2 billion, or 10.8% compared to the same period in 2025. To provide context, interest expense decreased by 12.4% compared to the same period in the prior year.
For the 2026 first quarter compared to 2025 first quarter, the decrease in interest revenue was due to a rate-related decrease of $238.4 million partially offset by a volume-related increase of $41.9 million.
Aggregate yield on earning assets in the first quarter of 2026 was 398 basis points, compared to 459 basis points in the first quarter of
2025.
The more significant revenue categories are discussed below. For information about the effects of changes in rates and business volume, see Table 9.4 Spread and Yield Analysis and Table 9.5 Rate and Volume analysis.
Advances — Interest income from advances decreased by $0.2 billion or 14.2% in the 2026 first quarter, compared to the same period in the prior year. Advances average balances were $102.7 billion in 2026 first quarter compared to $102.3 billion in the 2025 first quarter.
As compared to the same period in the prior year, lower market rates resulted in an unfavorable impact of $175.9 million partially offset by higher average advances balances resulting in a favorable impact of $4.7 million on interest income from advances. In summary, decreasing market interest rates negatively impacted yields from advances, primarily on overnight and short-term advances and variable-rate advances that reset to lower rates. Advances yielded 409 basis points in the first quarter of 2026, down from 479 basis points in the same period in the prior year.

Table 9.7        Advance Prepayment Fees (in thousands)

	Three months ended March 31,
	2026	2025
Gross amount of prepayment fees received from advance borrowers	$1,360	$163
Hedging fair value adjustments	(466)	—
Other (a)	4,716	4,643
Total advance prepayment fees, net	$5,610	$4,806

(a)  Recognition of deferred prepayment fees.
The principal categories of Interest expense are summarized below (dollars in thousands):
Table 9.8        Interest Expense — Principal Categories

	Three Months ended March 31,
	2026	2025	Percentage Change
Interest Expense
Consolidated obligations bonds
Fixed	$325,543	$519,531	(37.34)%
Floating	261,617	369,635	(29.22)
Consolidated obligations discount notes	798,663	689,856	15.77
Deposits	21,314	27,164	(21.54)
Mandatorily redeemable capital stock	139	101	37.62
Cash collateral held and other borrowings	233	206	13.11
Total interest expense	$1,407,509	$1,606,493	(12.39)%
Interest expense for the 2026 first quarter was $1.4 billion, a decrease of 12.4% compared to the 2025 first quarter. (As noted
elsewhere in this document, interest income decreased by 10.8% compared to the 2025 first quarter).
The decrease in interest expense was driven by lower market interest rates partially offset by higher average balances in short-term
Consolidated obligations outstanding in the 2026 first quarter.
Rate-related decrease in funding expense was $245.1 million. Volume-related increase in funding expense was $46.1 million in the
2026 first quarter compared to the 2025 first quarter. Aggregate yield paid on total funding in the 2026 first quarter was 364 basis points, compared to 428 basis points in the 2025 first quarter.
Our liability composition has changed from the 2025 first quarter to the 2026 first quarter. The usage of CO discount notes was 53.8%
in the 2026 first quarter, up from 39.9% in the 2025 first quarter. In the first quarter of 2026, 22.5% of average earning assets were funded by fixed-rate CO bonds and 17.0% were funded by floating-rate CO bonds. In the first quarter of 2025, fixed-rate CO bonds funded 32.1% of earning assets and floating-rate CO bonds funded 20.8% of earning assets.

Analysis of Non-Interest Income (Loss) —  2026 First quarter Compared to 2025 First quarter
The principal components of Non-interest income (loss) are summarized below (in thousands):
Table 9.9        Other Income (Loss)

	Three months ended March 31,
	2026	2025
Other income (loss)
Service fees and other (a)	$6,304	$5,626
Instruments held under the fair value option gains (losses)	1,134	(15,981)
Derivative gains (losses)	46,639	(29,668)
Securities gains (losses)	(34,869)	60,553
Equity investments gains (losses)	(1,650)	165
Litigation settlement	751	—
Total other income (loss)	$18,309	$20,695

(a)Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Letters of credit are generally issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. Fee income earned on financial letters of credit were $5.5 million in the first quarter of the current year, compared to $4.7 million in the same period in the prior year.
The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):
Table 9.10        Net Gains (Losses) on Trading Securities Recorded in the Statements of Income

	Three Months ended March 31,
	2026	2025
Net unrealized gains (losses) on trading securities held at period-end	$(34,204)	$60,666
Net gains (losses) on trading securities sold/matured during the period	(665)	(113)
Net gains (losses) on trading securities	$(34,869)	$60,553
We have invested in short- and medium-term fixed-rate U.S. Treasury securities. The securities are not held for speculative trading, rather held to satisfy liquidity requirements. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate
U.S. Treasury securities. Securities classified as trading are carried at fair values. Changes in unrealized fair values and realized gains
(losses) are recorded in the Statements of Income as Other income. FHFA regulations prohibit trading in or the speculative use of financial instruments. Par amounts of securities outstanding was $10.8 billion at March 31, 2026 and $7.6 billion at December 31,
2025.

Other income (loss) — Derivatives and Hedging Activities — 2026 First quarter Compared to 2025 First quarter
For derivatives that are not designated in qualifying hedge relationship (i.e., in an economic hedge), the derivatives are considered as a
“standalone” instrument and fair value changes are recorded in Other income (loss), without the offset of valuation of a hedged item.
Gains and losses recorded in Other income (loss) on standalone derivatives include net interest accruals.
The table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income
(loss):
Table 9.11        Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Three months ended March 31,
	2026	2025
Derivatives not designated as hedging instruments
Interest rate swaps (a)	$31,301	$(58,085)
Caps or floors	1,156	(95)
Mortgage delivery commitments	(126)	218
Swaps economically hedging instruments designated under FVO (b)	501	15,506
Accrued interest on derivatives in economic hedging relationships (c)	14,926	13,894
Net gains (losses) related to derivatives not designated as hedging instruments	47,758	(28,562)
Price alignment amount (d)	(1,119)	(1,106)
Net gains (losses) on derivatives and hedging activities	$46,639	$(29,668)

(a)Represents fair value changes recorded in Other income, primarily interest rate swaps in economic hedges of U.S. Treasury fixed-
rate securities recorded fair value gains of $32.9 million in the first quarter of 2026, compared to fair value losses of $58.3 million in the first quarter of  2025.  The swaps are structured to mitigate the volatility of price changes of the liquidity portfolio
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

Operating Expenses, Compensation and Benefits, and Other Expenses — 2026 Period Compared to 2025 Period
The following table sets forth the major categories of operating expenses (dollars in thousands):
Table 9.12        Operating Expenses, and Compensation and Benefits

	Three Months ended March 31,
	2026	Percentage of Total	2025	Percentage of Total
Operating Expenses (a)
Compensation & Benefits	$31,218	48.31%	$30,002	47.95%
Occupancy	3,218	4.98	2,972	4.75
Depreciation	4,765	7.37	4,028	6.44
Contractual and Computer Service Agreements	13,016	20.14	11,916	19.04
Professional Fees	11	0.02	12	0.02
Other Operating Expenses (b)	2,729	4.22	2,665	4.26
Total Operating Expenses	54,957	85.04	51,595	82.46
Voluntary Contributions	2,752	4.26	3,072	4.91
Finance Agency and Office of Finance (c)	4,753	7.35	5,904	9.44
Other Expenses (d)	2,164	3.35	1,998	3.19
Total Operating Expenses and Others	$64,626	100.00%	$62,569	100.00%

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
Legislative and Regulatory Developments
See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Legislative and Regulatory
Developments in the Bank's Form 10-K for the year ended December 31, 2025 (pages 35 to 37) for a description of certain legislative and regulatory developments that occurred prior to the publication of the Form 10-K that have affected or may affect certain aspects of the Bank's business operations, and could affect the financial condition, results of operations, and reputation of the Bank.
Item 3.    Quantitative and Qualitative Disclosures about Market Risk
Market Risk Management. Market risk or interest rate risk (IRR) is the risk of change to market value or future earnings due to a change in the interest rate environment. IRR arises from the Bank's operation due to maturity mismatches between interest rate sensitive cash-flows of assets and liabilities. As the maturity mismatch increases so does the level of IRR. The Bank has opted to retain a modest level of IRR which allows for the preservation of capital value while generating steady and predictable income.
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
Risk Measurements. Our Risk Management Policy assigns comprehensive risk limits which we calculate on a regular basis. The below limits were established in 2025 based on an anticipated market conditions and business strategy for 2026. The current risk limits are as follows:
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

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
March 31, 2026	1.81	1.16	1.36	2.69
December 31, 2025	1.63	1.25	1.33	2.17
September 30, 2025	1.34	1.00	1.08	1.90
June 30, 2025	0.56	0.47	0.56	1.07
March 31, 2025	0.67	0.51	0.62	1.09
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
This quarterly observation of the one-year cumulative re-pricing gap is provided in the table below and all values are below 10 percent of assets, well within the limit:

One Year Re-pricing Gap
March 31, 2026	$7.611 Billion
December 31, 2025	$6.740 Billion
September 30, 2025	$7.206 Billion
June 30, 2025	$8.685 Billion
March 31, 2025	$8.093 Billion
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
coming 12-month period. To measure the effect, a parallel shift of +200bps is calculated and compared against the forward rate scenario and subjected to a -17.5 percent limit. The sensitivity of expected net interest income over a one-year period is limited to a
-30 percent change under the -200bps shock compared to the rates in the forward rate scenario.

	Sensitivity in the -200bps Shock	Sensitivity in the -100bps Shock	Sensitivity in the +200bps Shock
March 31, 2026	5.57%	2.88%	(9.39)%
December 31, 2025	5.53%	2.82%	(7.82)%
September 30, 2025	5.15%	2.73%	(6.96)%
June 30, 2025	—%	(0.16)%	(0.57)%
March 31, 2025	0.35%	0.32%	1.56%
Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change in MVE	-100bps Change in MVE	+200bps Change in MVE
March 31, 2026	2.89%	1.62%	(4.43)%
December 31, 2025	2.79%	1.51%	(3.73)%
September 30, 2025	2.28%	1.24%	(3.10)%
June 30, 2025	1.11%	0.59%	(1.51)%
March 31, 2025	1.24%	0.68%	(1.65)%
As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.

The following tables display the portfolio’s maturity/repricing gaps (in millions):

	March 31, 2026
	Six Months or Less	More Than Six Months to One Year	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years
Interest-earning assets:
Non-MBS investments	$30,089	$112	$1,547	$558	$1,805
Swaps hedging Non-MBS Investments	900	—	(900)	—	—
MBS investments	7,274	883	4,051	2,486	7,372
Swaps hedging MBS	7,945	—	(715)	(1,380)	(5,850)
Adjustable-rate loans and advances	48,970	—	—	—	—
Net investments, adjustable rate loans and advances	95,178	995	3,983	1,664	3,327

Liquidity trading portfolio	923	1,848	7,131	—	—
Swaps hedging investments	8,954	(1,850)	(7,104)	—	—
Net liquidity trading portfolio	9,877	(2)	27	—	—

Fixed-rate loans and advances	35,204	5,116	14,405	6,164	650
Swaps hedging fixed-rate advances	25,910	(5,045)	(14,068)	(6,152)	(645)
Net fixed-rate loans and advances	61,114	71	337	12	5
Total interest-earning assets	$166,169	$1,064	$4,347	$1,676	$3,332

Interest-bearing liabilities:
Deposits	$1,905	$—	$—	$—	$—
Discount notes	93,972	4,788	—	—	—
Swaps hedging discount notes	3,751	(4,618)	700	92	75
Net discount notes	97,723	170	700	92	75

Consolidated Obligation Bonds
FHLBank bonds	41,703	9,700	9,525	2,847	2,595
Swaps hedging bonds	17,332	(8,911)	(5,623)	(1,592)	(1,206)
Net FHLBank bonds	59,035	789	3,902	1,255	1,389
Total interest-bearing liabilities	$158,663	$959	$4,602	$1,347	$1,464
Post-hedge gaps (a):
Periodic gap	$7,506	$105	$(255)	$329	$1,868
Cumulative gap	$7,506	$7,611	$7,356	$7,685	$9,553

	December 31, 2025
	Six Months or Less	More Than Six Months to One Year	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years
Interest-earning assets:
Non-MBS investments	$32,418	$138	$1,550	$547	$1,746
Swaps hedging Non-MBS Investments	900	—	(900)	—	—
MBS investments	5,328	1,233	3,684	3,024	7,589
Swaps hedging MBS	7,945	—	(610)	(1,234)	(6,101)
Adjustable-rate loans and advances	32,701	1	—	—	—
Net investments, adjustable rate loans and advances	79,292	1,372	3,724	2,337	3,234

Liquidity trading portfolio	1,188	1,119	4,051	243	—
Swaps hedging investments	5,434	(1,130)	(4,054)	(250)	—
Net liquidity trading portfolio	6,622	(11)	(3)	(7)	—

Fixed-rate loans and advances	27,297	9,537	15,795	6,445	689
Swaps hedging fixed-rate advances	32,100	(9,563)	(15,467)	(6,383)	(687)
Net fixed-rate loans and advances	59,397	(26)	328	62	2
Total interest-earning assets	$145,311	$1,335	$4,049	$2,392	$3,236

Interest-bearing liabilities:
Deposits	$3,072	$—	$—	$—	$—
Discount notes	72,919	3,108	—	—	—
Swaps hedging discount notes	1,824	(2,792)	801	70	97
Net discount notes	74,743	316	801	70	97

Consolidated Obligation Bonds
FHLBank bonds	44,767	6,571	11,524	2,737	2,933
Swaps hedging bonds	15,920	(5,483)	(7,720)	(1,055)	(1,662)
Net FHLBank bonds	60,687	1,088	3,804	1,682	1,271
Total interest-bearing liabilities	$138,502	$1,404	$4,605	$1,752	$1,368
Post-hedge gaps (a):
Periodic gap	$6,809	$(69)	$(556)	$640	$1,868
Cumulative gap	$6,809	$6,740	$6,184	$6,824	$8,692

(a)Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities
Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s
President and Chief Executive Officer, Randolph C. Snook, and Chief Financial Officer, Kevin M. Neylan, as of March 31, 2026.
Based on this evaluation, they concluded that as of March 31, 2026, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the President and Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 1A.    Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of the FHLBNY’s Annual Report on
Form 10-K for the fiscal year ended December 31, 2025, and such risk factors are incorporated by reference herein.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

No.	Exhibit Description	Filed with this Form 10-Q	Form*	Date Filed
3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	8/18/2023
4.01	Amended and Restated Capital Plan of the Bank		8-K	3/6/2025
10.01	Bank 2026 Executive Incentive Compensation Plan(a)		8-K	3/5/2026
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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

Federal Home Loan Bank of New York (Registrant)
/s/ Kevin M. Neylan
Kevin M. Neylan
Chief Financial Officer
Federal Home Loan Bank of New York (on behalf of the Registrant and as the Principal Financial Officer)
Date: May 7, 2026