Form 10-Q
period 2026-06-30
Federal Home Loan Bank of New York
filed 2026-08-06
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
Or
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of issuer’s Class B capital stock as of July 31, 2026 was 76,872,866.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

Federal Home Loan Bank of New York
Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)
As of June 30, 2026 and December 31, 2025

	June 30, 2026	December 31, 2025
Assets
Cash and due from banks (Note 3)	$54,446	$38,192
Interest-bearing deposits (Note 4)	3,730,000	2,960,000
Securities purchased under agreements to resell (Note 4)	9,920,000	15,950,000
Federal funds sold (Note 4)	18,036,000	11,550,000
Trading securities (Note 5) (Includes $843,961 pledged as collateral at June 30, 2026 and $845,578 at December 31, 2025)	10,433,522	7,387,187
Equity Investments (Note 6)	108,912	103,707
Available-for-sale securities, amortized cost of $12,763,624 at June 30, 2026 and $12,377,325 at December 31, 2025 (Note 7)	12,720,131	12,345,845
Held-to-maturity securities, net of allowance for credit losses of $86 at June 30, 2026 and $76 at December 31, 2025 (Note 8) (Includes $0 pledged as collateral at June 30, 2026 and December 31, 2025)	11,962,008	10,490,167
Advances (Note 9) (Includes $0 at June 30, 2026 and December 31, 2025 at fair value under the fair value option)	127,295,633	92,306,684
Mortgage loans held-for-portfolio, net of allowance for credit losses of $4,273 at June 30, 2026 and $3,691 at December 31, 2025 (Note 10)	2,761,344	2,644,449
Accrued interest receivable	627,719	523,973
Premises, software, and equipment	78,650	84,524
Operating lease right-of-use assets (Note 19)	41,581	44,289
Finance lease right-of-use asset (Note 19)	1,296	1,532
Derivative assets (Note 17)	91,872	99,548
Other assets	10,845	14,896
Total assets	$197,873,959	$156,544,993

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$2,708,762	$3,071,958
Non-interest-bearing demand	17,331	18,003
Total deposits	2,726,093	3,089,961

Consolidated obligations, net (Note 12)
Bonds (Includes $222,840 at June 30, 2026 and $556,866 at December 31, 2025 at fair value under the fair value option)	87,695,408	68,466,741
Discount notes (Includes $5,358,639 at June 30, 2026 and $577,958 at December 31, 2025 at fair value under the fair value option)	96,790,101	76,019,517
Total consolidated obligations	184,485,509	144,486,258

Mandatorily redeemable capital stock (Note 14)	7,204	7,585

Accrued interest payable	456,724	470,265
Affordable Housing Program (Note 13)	251,791	247,824
Derivative liabilities (Note 17)	7,221	4,097
Other liabilities	152,719	167,633
Operating lease liabilities (Note 19)	51,513	54,696
Finance lease liabilities (Note 19)	1,339	1,571
Total liabilities	188,140,113	148,529,890

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 70,435 at June 30, 2026 and 54,111 at December 31, 2025	7,043,542	5,411,075
Retained earnings
Unrestricted	1,320,418	1,286,417
Restricted	1,390,169	1,328,728
Total retained earnings	2,710,587	2,615,145
Total accumulated other comprehensive income (loss)	(20,283)	(11,117)
Total capital	9,733,846	8,015,103
Total liabilities and capital	$197,873,959	$156,544,993
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Income — Unaudited (In Thousands, Except Per Share Data)
For the Three and Six Months Ended June 30, 2026 and 2025

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest income
Advances, net (Note 9)	$1,175,843	$1,260,147	$2,211,671	$2,467,151
Interest-bearing deposits (Note 4)	34,281	36,819	64,245	71,877
Securities purchased under agreements to resell (Note 4)	82,792	53,822	195,808	105,099
Federal funds sold (Note 4)	154,909	219,048	272,783	437,963
Trading securities (Note 5)	84,606	66,647	151,110	124,966
Available-for-sale securities (Note 7)	131,887	129,253	263,420	251,125
Held-to-maturity securities (Note 8)	116,192	105,991	218,982	212,320
Mortgage loans held-for-portfolio (Note 10)	28,019	23,876	55,476	46,542
Loans to other FHLBanks (Note 20)	267	217	272	277

Total interest income	1,808,796	1,895,820	3,433,767	3,717,320

Interest expense
Consolidated obligation bonds (Note 12)	634,382	1,024,439	1,221,542	1,913,605
Consolidated obligation discount notes (Note 12)	940,634	628,611	1,739,297	1,318,467
Deposits (Note 11)	20,343	27,652	41,657	54,816
Mandatorily redeemable capital stock (Note 14)	134	145	273	246
Cash collateral held and other borrowings	194	438	427	644
Securities sold under agreement to repurchase	—	12	—	12

Total interest expense	1,595,687	1,681,297	3,003,196	3,287,790

Net interest income before provision for credit losses	213,109	214,523	430,571	429,530

Provision (Reversal) for credit losses	415	(27)	592	140

Net interest income after provision for credit losses	212,694	214,550	429,979	429,390

Other income (loss)
Service fees and other	6,454	5,394	12,758	11,020
Instruments held under the fair value option gains (losses) (Note 18)	(3,799)	(12,180)	(2,665)	(28,161)
Derivative gains (losses) (Note 17)	42,525	(8,317)	89,164	(37,985)
Securities gains (losses) (Note 5 & Note 8)	(24,832)	29,138	(59,701)	89,691
Equity investments gains (losses) (Note 6)	8,434	5,352	6,784	5,517
Litigation settlement	—	—	751	—
Gains (losses) from extinguishment of debt	(1)	—	(1)	—

Total other income (loss)	28,781	19,387	47,090	40,082

Other expenses
Operating	23,990	21,541	47,729	43,134
Compensation and benefits	31,459	30,466	62,677	60,468
Voluntary Contributions (Note 13)	7,990	4,246	10,742	7,318
Finance Agency and Office of Finance	5,488	5,528	10,241	11,432
Other expenses	2,149	2,072	4,313	4,070
Total other expenses	71,076	63,853	135,702	126,422

Income before assessments	170,399	170,084	341,367	343,050

Affordable Housing Program Assessments (Note 13)	17,053	17,023	34,164	34,330

Net income	$153,346	$153,061	$307,203	$308,720

Basic earnings per share (Note 15)	$2.30	$2.51	$4.92	$5.17
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Comprehensive Income — Unaudited (In Thousands)
For the Three and Six Months Ended June 30, 2026 and 2025

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net Income	$153,346	$153,061	$307,203	$308,720
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	(54,686)	88,809	(105,559)	290,008
Net change in non-credit portion on held-to-maturity securities	—	44	—	90
Net change due to hedging activities
Cash flow hedges (a)	1,294	(9,974)	2,604	(27,772)
Fair value hedges (b)	66,273	(100,387)	93,546	(249,772)
Total net change due to hedging activities	67,567	(110,361)	96,150	(277,544)
Net change in pension and postretirement benefits	121	(69)	243	(137)
Total other comprehensive income (loss)	13,002	(21,577)	(9,166)	12,417
Total comprehensive income (loss)	$166,348	$131,484	$298,037	$321,137

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

Federal Home Loan Bank of New York
Statements of Capital — Unaudited (In Thousands, Except Per Share Data)
For the Three and Six Months Ended June 30, 2026 and 2025

	Capital Stock(a) Class B		Retained Earnings			Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital

Balance, March 31, 2025	56,306	$5,630,609	$1,272,480	$1,239,908	$2,512,388	$(65,984)	$8,077,013
Proceeds from issuance of capital stock	16,699	1,669,879	—	—	—	—	1,669,879
Repurchase/redemption of capital stock	(13,327)	(1,332,639)	—	—	—	—	(1,332,639)
Shares reclassified to mandatorily redeemable capital stock	(61)	(6,111)	—	—	—	—	(6,111)
Cash dividends ($1.84 per share) on capital stock	—	—	(115,381)	—	(115,381)	—	(115,381)
Comprehensive income (loss)	—	—	122,449	30,612	153,061	(21,577)	131,484
Balance, June 30, 2025	59,617	$5,961,738	$1,279,548	$1,270,520	$2,550,068	$(87,561)	$8,424,245

Balance, March 31, 2026	62,277	$6,227,676	$1,306,426	$1,359,499	$2,665,925	$(33,285)	$8,860,316
Proceeds from issuance of capital stock	45,616	4,561,617	—	—	—	—	4,561,617
Repurchase/redemption of capital stock	(37,458)	(3,745,751)	—	—	—	—	(3,745,751)
Shares reclassified to mandatorily redeemable capital stock	—	—	—	—	—	—	—
Cash dividends ($1.84 per share) on capital stock	—	—	(108,684)	—	(108,684)	—	(108,684)
Comprehensive income (loss)	—	—	122,676	30,670	153,346	13,002	166,348
Balance, June 30, 2026	70,435	$7,043,542	$1,320,418	$1,390,169	$2,710,587	$(20,283)	$9,733,846

	Capital Stock(a) Class B		Retained Earnings			Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital

Balance, December 31, 2024	60,144	$6,014,414	$1,286,317	$1,208,776	$2,495,093	$(99,978)	$8,409,529
Proceeds from issuance of capital stock	29,747	2,974,702	—	—	—	—	2,974,702
Repurchase/redemption of capital stock	(30,213)	(3,021,267)	—	—	—	—	(3,021,267)
Shares reclassified to mandatorily redeemable capital stock	(61)	(6,111)	—	—	—	—	(6,111)
Cash dividends ($4.17 per share) on capital stock	—	—	(253,745)	—	(253,745)	—	(253,745)
Comprehensive income (loss)	—	—	246,976	61,744	308,720	12,417	321,137
Balance, June 30, 2025	59,617	$5,961,738	$1,279,548	$1,270,520	$2,550,068	$(87,561)	$8,424,245

Balance, December 31, 2025	54,111	$5,411,075	$1,286,417	$1,328,728	$2,615,145	$(11,117)	$8,015,103
Proceeds from issuance of capital stock	78,527	7,852,738	—	—	—	—	7,852,738
Repurchase/redemption of capital stock	(62,190)	(6,218,934)	—	—	—	—	(6,218,934)
Shares reclassified to mandatorily redeemable capital stock	(13)	(1,337)	—	—	—	—	(1,337)
Cash dividends ($3.76 per share) on capital stock	—	—	(211,761)	—	(211,761)	—	(211,761)
Comprehensive income (loss)	—	—	245,762	61,441	307,203	(9,166)	298,037
Balance, June 30, 2026	70,435	$7,043,542	$1,320,418	$1,390,169	$2,710,587	$(20,283)	$9,733,846

(a)Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital and Mandatorily Redeemable Capital Stock.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (In Thousands)
For the Six Months Ended June 30, 2026 and 2025

	Six months ended June 30,
	2026	2025
Operating activities
Net Income	$307,203	$308,720
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on consolidated obligations, investments, mortgage loans and other adjustments	79,954	(685,937)
Concessions on consolidated obligations	1,953	1,479
Premises, software, and equipment	9,791	8,308
Provision (Reversal) for credit losses	592	140
Change in net fair value adjustments on derivatives and hedging activities	197,648	(548,427)
Net realized and unrealized (gains) losses on trading securities	59,701	(89,691)
Change in fair value on Equity Investments	(5,054)	(3,626)
Change in fair value adjustments on financial instruments held at fair value	2,665	28,161
Losses (gains) from extinguishment of debt	1	—
Net change in:
Accrued interest receivable	(103,903)	(1,765)
Derivative assets due to accrued interest	(58,794)	162,368
Derivative liabilities due to accrued interest	20,895	(343,890)
Other assets	3,977	11,291
Affordable Housing Program liability	3,967	205
Accrued interest payable	(13,541)	184,699
Other liabilities	(11,708)	416
Total adjustments	188,144	(1,276,269)
Net cash provided by (used in) operating activities	$495,347	$(967,549)

Investing activities
Net change in:
Interest-bearing deposits	$(683,810)	$(70,550)
Securities purchased under agreements to resell	6,030,000	(2,550,000)
Federal funds sold	(6,486,000)	(4,765,000)
Deposits with other FHLBanks	97	122
Equity Investments	(152)	135
Premises, software, and equipment	(3,681)	(7,966)
Trading securities:
Purchased	(4,482,652)	(2,426,824)
Proceeds from sales	1,392,932	2,473,139
Available-for-sale securities:
Purchased	(619,393)	(708,209)
Repayments	140,311	225,571
Held-to-maturity securities:
Long-term Securities
Purchased	(2,499,464)	(844,306)
Repayments	1,028,676	912,075
Advances:
Principal collected	570,347,452	406,316,915
Made	(605,573,248)	(404,741,560)
Mortgage loans held-for-portfolio:
Principal collected	145,590	96,473
Purchased	(266,912)	(212,624)
Proceeds from sales of REO	316	560
Net cash provided by (used in) investing activities	$(41,529,938)	$(6,302,049)
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (In Thousands)
For the Six Months Ended June 30, 2026 and 2025

	Six months ended June 30,
	2026	2025
Financing activities
Net change in:
Deposits and other borrowings	$(358,807)	$1,220,438
Derivative contracts with financing element	383	1,754
Payments on principal portion of finance lease obligation	(232)	(225)
Consolidated obligation bonds:
Proceeds from issuance	60,447,050	51,003,964
Payments for maturing and early retirement	(40,399,902)	(36,921,742)
Payments on bond transferred to other FHLBanks (a)	(749,988)	—
Consolidated obligation discount notes:
Proceeds from issuance	399,475,699	339,940,168
Payments for maturing	(377,797,911)	(347,666,726)
Payments on discount notes transferred to other FHLBanks (a)	(985,772)	—
Capital stock:
Proceeds from issuance of capital stock	7,852,738	2,974,702
Payments for repurchase/redemption of capital stock	(6,218,934)	(3,021,267)
Redemption of mandatorily redeemable capital stock	(1,718)	(1,647)
Cash dividends paid (b)	(211,761)	(253,745)
Net cash provided by (used in) financing activities	$41,050,845	$7,275,674
Net increase (decrease) in cash and due from banks	16,254	6,076
Cash and due from banks at beginning of the period (c)	38,192	26,141
Cash and due from banks at end of the period (c)	$54,446	$32,217

Supplemental disclosures:
Interest paid	$1,536,738	$2,121,977
Interest paid for Discount Notes (d)	$1,638,812	$1,933,339
Affordable Housing Program payments (e)	$30,197	$34,125
Transfers of mortgage loans to real estate owned	$137	$—
Capital stock subject to mandatory redemption reclassified from equity	$1,337	$6,111
Interest paid for finance lease	$22	$29
Carrying Value of Trading securities pledged collateral which can be repledged or resold	$843,961	$—
Carrying Value of AFS securities pledged collateral which can be repledged or resold	$—	$—
Carrying Value of HTM securities pledged collateral which can be repledged or resold	$—	$—

(a)For more information about bonds and discount notes transferred to other FHLBanks and other related party transactions, See
Note 20. Related Party Transactions.
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
Basis of Presentation
The accompanying financial statements of The Federal Home Loan Bank of New York (“we,” “us,” “our,” “the Bank,” or the
“FHLBNY”) have been prepared in accordance with Generally Accepted Accounting Principles in the United States (GAAP) and
with the instructions provided by the Securities and Exchange Commission (SEC).
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
amendments reduce complexity, eliminate
double counting of expected losses, and
improve comparability across acquisitions.
		Effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual periods. Applied prospectively. Early adoption permitted.	The adoption of this guidance is not expected to have any material effect on the Bank's statement of financial condition, results of operations, or the statement of cash flows.

Standard	Summary of Guidance	Effective Date	Effects on the Financial Statements
Internal-Use Software Capitalization ASU 2025-06, Issued September, 2025.
The standards in this ASU eliminate references
to prescriptive software development stages.
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
Compensating Balances
The FHLBNY has made arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances. There are no restrictions on the withdrawal of funds in this arrangement. The compensating balances were $30.0 million at June 30, 2026 and $5.0 million at December 31, 2025. There were no restricted cash balances at June 30, 2026 and
December 31, 2025.
Pass-through Deposit Reserves
The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. There were no pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY at June 30, 2026 and December 31, 2025, respectively.
Note 4.    Interest-bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell.
The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. The following table provides the carrying value and fair value of short-term investments at June 30, 2026 and
December 31, 2025 (in thousands):

Carrying value	June 30, 2026	December 31, 2025
Interest-bearing deposits	$3,730,000	$2,960,000
Securities purchased under agreements to resell	9,920,000	15,950,000
Federal funds sold	18,036,000	11,550,000
Total short-term investments	$31,686,000	$30,460,000
U.S. Treasury securities at market values of $9.9 billion at June 30, 2026 and $16.3 billion at December 31, 2025 were received at
BONY to collateralize the overnight investments. Transactions recorded as Securities purchased under agreements to resell were accounted for as collateralized financing transactions.

Note 5.    Trading Securities.
The carrying value of a trading security equals its fair value. The following table provides security types at June 30, 2026 and
December 31, 2025 (in thousands):

Fair value	June 30, 2026	December 31, 2025
U.S. Treasury notes	$10,433,522	$7,387,187
Total trading securities	$10,433,522	$7,387,187
The carrying values of trading securities included net unrealized fair value losses of $155.3 million at June 30, 2026 and losses of
$96.1 million at December 31, 2025. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Federal Housing Finance Agency guidance, also referred to as U.S.
Federal Housing (FHFA or the Finance Agency), we do not participate in speculative trading practices.
The following tables present redemption terms of the major types of trading securities (dollars in thousands):
Redemption Terms

	June 30, 2026
	Due in one year or less	Due after one year through five years	Total Fair Value
U.S. Treasury notes	$4,077,916	$6,355,606	$10,433,522
Total trading securities	$4,077,916	$6,355,606	$10,433,522
Yield on trading securities	3.39%	2.87%	3.07%

	December 31, 2025
	Due in one year or less	Due after one year through five years	Total Fair Value
U.S. Treasury notes	$2,305,878	$5,081,309	$7,387,187
Total trading securities	$2,305,878	$5,081,309	$7,387,187
Yield on trading securities	1.41%	2.53%	2.18%
Note 6.    Equity Investments.
The FHLBNY has classified its grantor trusts as equity investments. The carrying value of equity investments in the Statements of
Condition, and the types of assets in the grantor trusts were as follows (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains (b)	Gross Unrealized Losses (b)	Fair Value (c)
Cash equivalents	$5,683	$—	$—	$5,683
Equity funds	41,917	43,082	(20,641)	64,357
Fixed income funds	39,043	7,623	(7,795)	38,872
Total Equity Investments (a)	$86,643	$50,705	$(28,436)	$108,912

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains (b)	Gross Unrealized Losses (b)	Fair Value (c)
Cash equivalents	$5,804	$—	$—	$5,804
Equity funds	41,336	30,824	(13,897)	58,263
Fixed income funds	39,351	6,505	(6,216)	39,640
Total Equity Investments (a)	$86,491	$37,329	$(20,113)	$103,707

(a)The intent of the grantor trusts is to set aside cash to meet current and future payments for a supplemental unfunded pension plan. Neither the pension plans nor the employees of the FHLBNY own the trusts.
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
Note 7.    Available-for-Sale Securities.
The following tables provide major security types (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Housing and U.S. Obligations(a)	$2,221,048	$1,472		$(4,978)		$2,217,542
Mortgage-backed securities
Floating
CMO	267,848	652		(745)		267,755
Pass-through	2,385	75		—		2,460
Total Floating	270,233	727		(745)		270,215
Fixed
CMBS	10,729,804	20,888		(518,318)		10,232,374
Total Fixed	10,729,804	20,888		(518,318)		10,232,374
MBS AFS Before Hedging Adjustments	11,000,037	21,615	(b)	(519,063)	(b)	10,502,589
Hedging Basis Adjustments (c)	(457,461)	457,461		—		—
Total Available-for-sale securities (MBS)	10,542,576	479,076		(519,063)		10,502,589
Total Available-for-sale securities	$12,763,624	$480,548		$(524,041)		$12,720,131

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Housing and U.S. Obligations(a)	$2,223,460	$2,599		$(1,264)		$2,224,795
Mortgage-backed securities
Floating
CMO	291,061	509		(1,402)		290,168
Pass-through	2,552	84		—		2,636
Total Floating	293,613	593		(1,402)		292,804
Fixed
CMBS	10,224,167	55,871		(451,792)		9,828,246
Total Fixed	10,224,167	55,871		(451,792)		9,828,246
MBS AFS Before Hedging Adjustments	10,517,780	56,464	(b)	(453,194)	(b)	10,121,050
Hedging Basis Adjustments (c)	(363,915)	363,915		—		—
Total Available-for-sale securities (MBS)	10,153,865	420,379		(453,194)		10,121,050
Total Available-for-sale securities	$12,377,325	$422,978		$(454,458)		$12,345,845

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
Substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at June 30, 2026 and December 31, 2025.
At June 30, 2026 and December 31, 2025, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position based on market-based pricing and excluding the effects of hedge basis adjustments.
The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	June 30, 2026
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other U.S. Obligations	$—	$—	$2,328	$(11)	$2,328	$(11)
MBS-GSE	3,628,201	(51,899)	5,053,341	(467,152)	8,681,542	(519,052)
Total MBS Temporarily Impaired	3,628,201	(51,899)	5,055,669	(467,163)	8,683,870	(519,063)
Housing and U.S. Obligations	926,340	(4,978)	—	—	926,340	(4,978)
Total Temporarily Impaired	$4,554,541	$(56,877)	$5,055,669	$(467,163)	$9,610,210	$(524,041)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other U.S. Obligations	$—	$—	$2,481	$(19)	$2,481	$(19)
MBS-GSE	493,323	(2,353)	6,300,383	(450,822)	6,793,706	(453,175)
Total MBS Temporarily Impaired	493,323	(2,353)	6,302,864	(450,841)	6,796,187	(453,194)
Housing and U.S. Obligations	1,214,511	(1,264)	—	—	1,214,511	(1,264)
Total Temporarily Impaired	$1,707,834	$(3,617)	$6,302,864	$(450,841)	$8,010,698	$(454,458)
Redemption Term
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost (b)	Estimated Fair Value	Amortized Cost (b)	Estimated Fair Value
Housing and U.S. Obligations
Due in one year or less	$251,436	$250,864	$—	$—
Due after one year through five years	205,910	203,289	458,799	461,229
Due after five years through ten years	98,972	97,215	98,886	99,043
Due after ten years	1,664,730	1,666,174	1,665,775	1,664,523
Housing and U.S. Obligations	$2,221,048	$2,217,542	$2,223,460	$2,224,795

Mortgage-backed securities
Due in one year or less	$574,871	$571,581	$492,677	$488,360
Due after one year through five years	2,617,079	2,592,712	2,348,575	2,338,486
Due after five year through ten years	6,511,883	6,508,698	6,464,250	6,456,546
Due after ten years	838,743	829,598	848,363	837,658
Mortgage-backed securities	$10,542,576	$10,502,589	$10,153,865	$10,121,050
Total Available-for-Sale securities	$12,763,624	$12,720,131	$12,377,325	$12,345,845

(a)The carrying value of AFS securities equals fair value.
(b)Amortized cost is unpaid principal balance ("UPB") after adjusting for net unamortized discounts of $59.1 million at June 30,
2026 and net unamortized discounts of $44.7 million at December 31, 2025. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.
Interest Rate Payment Terms
The following table summarizes interest rate payment terms of investments in Mortgage-backed securities and State and local housing finance agency obligations classified as AFS securities (in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO	$267,848	$267,755	$291,061	$290,168
Pass-through	2,385	2,460	2,552	2,636
Total Floating	270,233	270,215	293,613	292,804
Fixed
CMBS	10,272,343	10,232,374	9,860,252	9,828,246
Total Fixed	10,272,343	10,232,374	9,860,252	9,828,246
Total Mortgage-backed securities	10,542,576	10,502,589	10,153,865	10,121,050
Housing and U.S. Obligations
Floating	1,664,730	1,666,174	1,665,775	1,664,523
Fixed	556,318	551,368	557,685	560,272
Total Available-for-Sale securities	$12,763,624	$12,720,131	$12,377,325	$12,345,845

Note 8.    Held-to-Maturity Securities.
The following tables provide major security types (in thousands):

	June 30, 2026
Issued, guaranteed or insured:	Amortized Cost (c)	Allowance for Credit Loss (ACL)	OTTI Recognized in AOCI	Carrying Value	Gross Unrecognized Holding Gains(a)	Gross Unrecognized Holding Losses(a)	Fair Value
Pools of Mortgages	$15,463	$—	$—	$15,463	$92	$(7)	$15,548
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	4,705,468	—	—	4,705,468	15,500	(14,039)	4,706,929
Commercial Mortgage- Backed Securities (b)	7,068,448	—	—	7,068,448	4,414	(138,258)	6,934,604
Total MBS	11,789,379	—	—	11,789,379	20,006	(152,304)	11,657,081

Other
State and local housing finance agency obligations	172,715	(86)	—	172,629	10	(3,955)	168,684
Total Held-to-Maturity securities	$11,962,094	$(86)	$—	$11,962,008	$20,016	$(156,259)	$11,825,765

	December 31, 2025
Issued, guaranteed or insured:	Amortized Cost (c)	Allowance for Credit Loss (ACL)	OTTI Recognized in AOCI	Carrying Value	Gross Unrecognized Holding Gains(a)	Gross Unrecognized Holding Losses(a)	Fair Value
Pools of Mortgages	$17,557	$—	$—	$17,557	$334	$—	$17,891
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	2,914,512	—	—	2,914,512	9,966	(6,924)	2,917,554
Commercial Mortgage- Backed Securities (b)	7,406,494	—	—	7,406,494	7,420	(111,764)	7,302,150
Total MBS	10,338,563	—	—	10,338,563	17,720	(118,688)	10,237,595

Other
State and local housing finance agency obligations	151,680	(76)	—	151,604	—	(4,819)	146,785
Total Held-to-Maturity securities	$10,490,243	$(76)	$—	$10,490,167	$17,720	$(123,507)	$10,384,380

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

Securities Pledged
There were no pledged MBS at June 30, 2026 and December 31, 2025, to the FDIC in connection with deposits maintained by the
FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.
Redemption Terms
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	June 30, 2026		December 31, 2025
	Amortized Cost (a)	Estimated Fair Value	Amortized Cost (a)	Estimated Fair Value
State and local housing finance agency obligations
Due after one year through five years	$25,100	$25,098	$100	$100
Due after five years through ten years	24,805	24,306	25,920	25,648
Due after ten years	122,810	119,280	125,660	121,037
State and local housing finance agency obligations	$172,715	$168,684	$151,680	$146,785

Mortgage-backed securities
Due in one year or less	$893,356	$887,148	$914,538	$907,705
Due after one year through five years	4,242,261	4,136,991	4,565,613	4,490,399
Due after five years through ten years	1,768,974	1,752,787	1,766,708	1,749,324
Due after ten years	4,884,788	4,880,155	3,091,704	3,090,167
Mortgage-backed securities	$11,789,379	$11,657,081	$10,338,563	$10,237,595
Total Held-to-Maturity Securities	$11,962,094	$11,825,765	$10,490,243	$10,384,380

(a)Amortized cost is UPB after adjusting for net unamortized discounts of $21.0 million at June 30, 2026 and $22.1 million at
December 31, 2025 and before adjustments for allowance for credit losses.

Note 9.    Advances.
The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.
Redemption Terms
Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	June 30, 2026			December 31, 2025
	Amount	Weighted Average Yield (a)	Percentage of Total	Amount	Weighted Average Yield (a)	Percentage of Total
Due in one year or less	$81,532,783	3.82%	63.85%	$65,033,608	2.75%	70.33%
Due after one year through two years	14,315,407	3.97	11.21	10,852,557	3.80	11.74
Due after two years through three years	22,705,267	4.07	17.78	6,608,869	2.89	7.15
Due after three years through four years	5,603,378	3.45	4.39	4,771,783	3.83	5.16
Due after four years through five years	1,620,716	3.80	1.27	3,220,997	1.87	3.48
Thereafter	1,914,648	3.65	1.50	1,978,590	1.70	2.14
Total par value	127,692,199	3.86%	100.00%	92,466,404	2.88%	100.00%
Advance discounts	(10,119)			(10,491)
Hedge valuation basis adjustments (b)	(386,447)			(149,229)
Total	$127,295,633			$92,306,684

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
Concentration of Advances Outstanding
Advances borrowed by insurance companies accounted for 37.2% and 43.9% of total advances at June 30, 2026 and December 31,
2025, respectively.
Note 10.    Mortgage Loans Held-for-Portfolio.
The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.
Mortgage loans under the MPF program were at a carrying value of $1.4 billion at both June 30, 2026 and December 31, 2025.
Mortgage loans under the MAP program were at a carrying value of $1.4 billion at June 30, 2026, compared to $1.2 billion at
December 31, 2025.

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	June 30, 2026		December 31, 2025
	Carrying Amount	Percentage of Total	Carrying Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$89,920	3.32%	$97,276	3.74%
Fixed long-term single-family mortgages	2,622,310	96.68	2,501,881	96.26
Total unpaid principal balance	$2,712,230	100.00%	$2,599,157	100.00%

Unamortized premiums	54,746		50,092
Unamortized discounts	(598)		(611)
Basis adjustment (b)	(761)		(498)
Total mortgage loans amortized cost	$2,765,617		$2,648,140
Allowance for credit losses	(4,273)		(3,691)
Total mortgage loans held-for-portfolio at carrying value	$2,761,344		$2,644,449

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
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $36.9 million at June 30, 2026 and $38.3 million at December 31, 2025. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum account. The FHLBNY is responsible for absorbing the first layer. The PFI then has direct liability to pay credit losses up to a specified amount with the FHLBNY taking the remaining of the credit losses.
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
contractual release schedule. This liability account was $23.6 million at June 30, 2026 and $19.8 million at December 31, 2025.
Allowance for Credit Losses
The following table presents the allowance for credit losses and the unpaid principal balances (dollars in thousands):

	June 30, 2026	December 31, 2025
Allowance for credit losses on mortgage loans held for portfolio	$4,273	$3,691
Mortgage loans held for portfolio (a)	$2,712,230	$2,599,157

(a)Balances represent unpaid principal balance.

The FHLBNY’s total mortgage loans and impaired loans were as follows (in thousands):

	June 30, 2026	December 31, 2025
Total mortgage loans, carrying values net (a)	$2,761,344	$2,644,449
Non-performing mortgage loans - Conventional (a)(b)	$8,128	$5,213
Insured mortgage loans past due 90 days or more and still accruing interest (a)(b)	$3,457	$3,504

(a)Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.
(b)Data in this table represents unpaid principal balance and would not agree to data reported in other tables at “amortized cost.”
The following table summarizes mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	June 30, 2026	December 31, 2025
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type :
Conventional mortgage loans	$2,609,239	$2,490,408
Government-guaranteed or - insured mortgage loans	102,991	108,749
Total mortgage loans - unpaid principal balance	$2,712,230	$2,599,157
Payment Status of Mortgage Loans
Amounts past due 30 days or more on conventional mortgage loans at June 30, 2026 and December 31, 2025 totaled $22.1 million and $27.5 million, respectively, and are based on amortized cost, which excludes accrued interest receivable.
Note 11.    Deposits.
The FHLBNY accepts demand, overnight and term deposits from its members and government instrumentalities, including the FDIC.
Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.
Interest-bearing demand and overnight deposits represented 99.4% of deposits at both June 30, 2026 and December 31, 2025, with the remaining deposits primarily being term deposits and non-interest-bearing deposits.
The following table summarizes deposits (in thousands):

	June 30, 2026	December 31, 2025
Interest-bearing demand	$2,708,762	$3,071,958
Non-interest-bearing demand	17,331	18,003
Total deposits (a)	$2,726,093	$3,089,961

(a) Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity
Securities.
Note 12.    Consolidated Obligations.
Consolidated obligation discount notes (CO discount notes, Discount notes, or Consolidated discount notes) are issued primarily to raise short-term funds. Discount notes sell at less than their face amount and are redeemed at par value when they mature.

The following table summarizes carrying amounts of Consolidated obligations outstanding (in thousands):

	June 30, 2026	December 31, 2025
Consolidated obligation bonds-amortized cost	$87,721,002	$68,433,108
Hedge valuation basis adjustments	(112,364)	(51,438)
Hedge basis adjustments on de-designated hedges	88,495	92,610
FVO - valuation adjustments and accrued interest	(1,725)	(7,539)
Total Consolidated obligation bonds	$87,695,408	$68,466,741

Discount notes-amortized cost	$96,764,030	$76,011,550
Hedge value basis adjustments	(37,079)	(7,377)
Hedge basis adjustments on de-designated hedges	(100)	(107)
FVO - valuation adjustments and remaining accretion	63,250	15,451
Total Consolidated obligation discount notes	$96,790,101	$76,019,517
Redemption Terms of Consolidated Obligation Bonds
The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	June 30, 2026			December 31, 2025
Maturity	Amount	Weighted Average Rate (a)	Percentage of Total	Amount	Weighted Average Rate (a)	Percentage of Total
One year or less	$53,003,965	3.49%	60.44%	$40,272,920	3.17%	58.87%
Over one year through two years	22,848,840	3.65	26.05	14,512,470	3.47	21.21
Over two years through three years	4,125,150	3.65	4.70	4,762,065	3.38	6.96
Over three years through four years	2,311,310	3.61	2.64	3,671,550	3.89	5.37
Over four years through five years	2,386,000	3.28	2.72	1,662,250	3.50	2.43
Thereafter	3,028,000	4.38	3.45	3,527,400	3.88	5.16
Total par value	87,703,265	3.57%	100.00%	68,408,655	3.33%	100.00%

Bond premiums (b)	35,798			42,461
Bond discounts (b)	(18,061)			(18,008)
Hedge valuation basis adjustments (c)	(112,364)			(51,438)
Hedge basis adjustments on de-designated hedges (d)	88,495			92,610
FVO (e) - valuation adjustments and accrued interest	(1,725)			(7,539)
Total Consolidated obligation bonds	$87,695,408			$68,466,741

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
Interest Rate Payment Terms
The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	June 30, 2026		December 31, 2025
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$18,409,965	20.99%	$22,142,355	32.37%
Fixed-rate, callable	15,487,800	17.66	15,927,800	23.28
Step Up, callable	675,000	0.77	1,132,000	1.65
Step Down, callable	52,000	0.06	52,000	0.08
Floating rate, callable	312,500	0.36	25,000	0.04
Single-index floating rate	52,766,000	60.16	29,129,500	42.58
Total par value	$87,703,265	100.00%	$68,408,655	100.00%
Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The
FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	June 30, 2026	December 31, 2025
Par value	$97,443,941	$76,476,004
Amortized cost	$96,764,030	$76,011,550
Hedge value basis adjustments (a)	(37,079)	(7,377)
Hedge basis adjustments on de-designated hedges (b)	(100)	(107)
FVO (c) - valuation adjustments and remaining accretion	63,250	15,451
Total Consolidated obligation discount notes	$96,790,101	$76,019,517
Weighted average interest rate	3.58%	3.76%

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
The following table presents a roll-forward of Affordable Housing Program liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Beginning balance	$251,778	$236,140	$247,824	$231,447
Additions from current period’s assessments	17,053	17,023	34,164	34,330
Net disbursements for grants and programs	(17,040)	(21,511)	(30,197)	(34,125)
Ending balance	$251,791	$231,652	$251,791	$231,652
In addition to statutory AHP assessments, the Bank voluntarily contributed $15.6 million year-to-date, to support voluntary housing and community development programs. Included in this amount is $4.8 million worth of interest rebates for our Zero Percent
Advance (“ZPA”) program which recognizes the interest rebate within Net Interest Margin.
The following table presents a roll-forward of voluntary contributions liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Beginning balance	$2,572	$2,552	$1,474	$559
Voluntary Contribution	7,991	4,246	10,742	7,318
Net disbursements for grants and programs	(8,354)	(4,210)	(10,007)	(5,289)
Ending balance	$2,209	$2,588	$2,209	$2,588
Note 14.    Capital and Mandatorily Redeemable Capital Stock.
Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	June 30, 2026		December 31, 2025
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital(a)(e)	$1,433,695	$9,761,333	$1,109,154	$8,033,806
Total capital-to-asset ratio	4.00%	4.93%	4.00%	5.13%
Total capital(b)	$7,914,958	$9,761,333	$6,261,800	$8,033,806
Leverage ratio	5.00%	7.40%	5.00%	7.70%
Leverage capital(c)	$9,893,698	$14,641,999	$7,827,250	$12,050,709

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
of calculating risk-based capital.

Mandatorily Redeemable Capital Stock
The following table presents a roll-forward of mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Beginning balance	$7,737	$4,322	$7,585	$4,509
Capital stock subject to mandatory redemption reclassified from equity	—	6,111	1,337	6,111
Redemption of mandatorily redeemable capital stock (a)	(533)	(1,460)	(1,718)	(1,647)
Ending balance	$7,204	$8,973	$7,204	$8,973
Accrued interest payable (b)	$136	$159	$136	$159

(a)Redemption includes repayment of excess stock.
(b)The annualized accrual rates were 7.50% for the three months ended June 30, 2026 and 8.00% for the three months ended
June 30, 2025. Accrual rates are based on estimated dividend rates.
Note 15.    Earnings Per Share of Capital.
The FHLBNY has a single class of capital stock, and earnings per share computation is for the Class B capital stock.
The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The
FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net income	$153,346	$153,061	$307,203	$308,720
Net income available to stockholders	$153,346	$153,061	$307,203	$308,720
Weighted average shares of capital	66,686	60,959	62,536	59,729
Less: Mandatorily redeemable capital stock	(73)	(80)	(73)	(62)
Average number of shares of capital used to calculate earnings per share	66,613	60,879	62,463	59,667
Basic earnings per share	$2.30	$2.51	4.92	$5.17
Note 16.    Employee Retirement Plans.
Retirement Plan Expenses — Summary
The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Qualified Defined Benefit Plan (DB Plan)	$2,848	$2,848	$5,696	$5,696
Non-Qualified Deferred Compensation Plan (DCP)	3,845	2,548	5,219	3,311
Qualified Defined Contribution Plan (DC Plan)	968	934	1,989	1,918
Postretirement Health Benefit Plan	(2)	(11)	(4)	(22)
Total retirement plan expenses	$7,659	$6,319	$12,900	$10,903

Non-Qualified Deferred Compensation Plan (DCP)
Components of the net periodic pension cost for the Defined Benefit component of the Non-Qualified Deferred Compensation Plan were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Service cost	$339	$303	$678	$606
Interest cost	1,036	965	2,072	1,930
Amortization of unrecognized net loss	181	—	362	—
Amortization of unrecognized past service cost	18	18	36	36
Net periodic benefit cost - Defined Benefit component	$1,574	$1,286	$3,148	$2,572
Non-Qualified Deferred Incentive Compensation - Defined Contribution component	2,271	1,262	2,071	739
Total	$3,845	$2,548	$5,219	$3,311
Postretirement Health Benefit Plan
Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Service cost (benefits attributed to service during the period)	$2	$2	$4	$4
Interest cost on accumulated postretirement health benefit obligation	74	74	148	148
Amortization of (gain)/loss	(78)	(87)	(156)	(174)
Net periodic postretirement health benefit expense/(income)	$(2)	$(11)	$(4)	$(22)
Note 17.    Derivatives and Hedging Activities.
The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):
Derivative Notionals

	Hedging Instruments Under ASC 815
	June 30, 2026	December 31, 2025
Interest rate contracts
Interest rate swaps	$176,614,420	$197,819,179
Interest rate caps	1,750,000	1,000,000
Mortgage delivery commitments	80,373	36,458
Total interest rate contracts notionals	$178,444,793	$198,855,637
Offsetting of Derivative Assets and Derivative Liabilities – Net Presentation
The table below presents the gross and net derivatives receivables by contract type and amount for those derivatives contracts for which netting is permissible under U.S. GAAP as Derivative instruments — nettable. Derivatives receivables have been netted with respect to those receivables as to which the netting requirements have been met, including obtaining a legal analysis with respect to the enforceability of the netting (in thousands):

	June 30, 2026		December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$389,895	$370,561	$366,860	$426,527
Cleared derivatives	1,304,890	1,272,393	1,364,582	1,333,517
Total gross recognized amount	1,694,785	1,642,954	1,731,442	1,760,044
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(331,598)	(364,328)	(299,375)	(423,355)
Cleared derivatives	(1,271,447)	(1,271,447)	(1,332,600)	(1,332,600)
Total gross amounts of netting adjustments and cash collateral	(1,603,045)	(1,635,775)	(1,631,975)	(1,755,955)
Net amounts after offsetting adjustments and cash collateral	$91,740	$7,179	$99,467	$4,089
Uncleared derivatives	$58,297	$6,233	$67,485	$3,172
Cleared derivatives	33,443	946	31,982	917
Total net amounts after offsetting adjustments and cash collateral	$91,740	$7,179	$99,467	$4,089

Derivative instruments - not nettable
Uncleared derivatives (a)	$132	$42	$81	$8
Total derivative assets and total derivative liabilities
Uncleared derivatives	58,429	6,275	67,566	3,180
Cleared derivatives	33,443	946	31,982	917
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$91,872	$7,221	$99,548	$4,097

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security collateral pledged as initial margin to Derivative Clearing Organization (d)	$843,961	$—	$845,578	$—
Cannot be sold or repledged
Uncleared derivatives securities received as Variation Margin	(48,793)	—	(55,831)	—
Total net amount of non-cash collateral received or repledged	$795,168	$—	$789,747	$—
Total net exposure cash and non-cash (e)	$887,040	$7,221	$889,295	$4,097
Net unsecured amount - Represented by:
Uncleared derivatives	$9,636	$6,275	$11,735	$3,180
Cleared derivatives	877,404	946	877,560	917
Total net exposure cash and non-cash (e)	$887,040	$7,221	$889,295	$4,097

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
Fair Value of Derivative Instruments
The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding (in thousands):

	June 30, 2026
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$150,986,261	$1,241,860	$1,254,510
Total derivatives in hedging relationships under ASC 815	150,986,261	1,241,860	1,254,510

Derivatives not designated as hedging instruments
Interest rate swaps	25,628,159	449,950	388,444
Interest rate caps	1,750,000	2,975	—
Mortgage delivery commitments	80,373	132	42
Total derivatives not designated as hedging instruments	27,458,532	453,057	388,486
Total derivatives before netting and collateral adjustments	$178,444,793	$1,694,917	$1,642,996
Netting adjustments		$(1,576,815)	$(1,576,815)
Cash collateral and related accrued interest		(26,230)	(58,960)
Total netting adjustments and cash collateral		(1,603,045)	(1,635,775)
Total derivative assets and total derivative liabilities		$91,872	$7,221
Security collateral pledged as initial margin to Derivative Clearing Organization (b)		$843,961
Security collateral received from counterparty (b)		(48,793)
Net security		795,168
Net exposure		$887,040

	December 31, 2025
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$168,284,750	$1,390,505	$1,440,349
Total derivatives in hedging relationships under ASC 815	168,284,750	1,390,505	1,440,349

Derivatives not designated as hedging instruments
Interest rate swaps	29,534,429	339,938	319,695
Interest rate caps	1,000,000	999	—
Mortgage delivery commitments	36,458	81	8
Total derivatives not designated as hedging instruments	30,570,887	341,018	319,703
Total derivatives before netting and collateral adjustments	$198,855,637	$1,731,523	$1,760,052
Netting adjustments		$(1,610,805)	$(1,610,805)
Cash collateral and related accrued interest		(21,170)	(145,150)
Total netting adjustments and cash collateral		(1,631,975)	(1,755,955)
Total derivative assets and total derivative liabilities		$99,548	$4,097
Security collateral pledged as initial margin to Derivative Clearing Organization (b)		$845,578
Security collateral received from counterparty (b)		(55,831)
Net security		789,747
Net exposure		$889,295

(a)All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)Non-cash security collateral is not permitted to be offset on the balance sheet but would be eligible for offsetting in an event of default. Amounts represent non-cash collateral and or U.S. Treasury securities pledged to and received from counterparties as collateral at June 30, 2026 and December 31, 2025.
Fair value hedge gains and losses
Gains and losses on fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Recorded in Interest Income/Expense
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$154,830	$(132,072)	$237,863	$(375,835)
Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$(160,322)	$134,615	$(237,825)	$372,584
Gains (losses) represent changes in fair values of derivatives and changes in the fair value of hedged items due to changes in the designated benchmark interest rate, the risk being hedged. Gains and losses on ASC 815 hedges are recorded in the same line in the
Statements of Income as the hedged assets and hedged liabilities.

Cumulative Basis Adjustment
The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at June 30, 2026 and December 31, 2025, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of Condition (in thousands):

	June 30, 2026
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/ Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$58,555,969	$(386,447)	$—
Hedged AFS debt securities (a)	8,016,137	(456,983)	—
De-designated advances (b)	—	—	—
De-designated AFS debt securities (b)	—	—	(478)
	$66,572,106	$(843,430)	$(478)
Liabilities:
Hedged consolidated obligation bonds	$25,567,798	$112,364	$—
Hedged consolidated obligation discount notes	56,930,586	37,079	—
De-designated consolidated obligation bonds (b)	—	—	(88,495)
De-designated consolidated obligation discount notes (b)	—	—	100
	$82,498,384	$149,443	$(88,395)

	December 31, 2025
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/ Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$58,543,501	$(149,229)	$—
Hedged AFS debt securities (a)	7,569,821	(363,372)	—
De-designated advances (b)	—	—	—
De-designated AFS debt securities (b)	—	—	(543)
	$66,113,322	$(512,601)	$(543)
Liabilities:
Hedged consolidated obligation bonds	$30,187,853	$51,438	$—
Hedged consolidated obligation discount notes	70,452,246	7,377	—
De-designated consolidated obligation bonds (b)	—	—	(92,610)
De-designated consolidated obligation discount notes (b)	—	—	107
	$100,640,099	$58,815	$(92,503)

(a)Carrying amounts represent amortized cost adjusted for cumulative fair value hedging basis. For AFS securities in a fair value partial-term hedge, changes in the fair values due to changes in the benchmark rate were recorded as an adjustment to amortized cost and an offset to interest income from the hedged AFS securities.

(b)At June 30, 2026, par amounts of de-designated advances were $0.3 billion; par amounts of de-designated AFS debt securities were $10.0 million; par amounts of de-designated CO bonds were $1.6 billion; par amounts of de-designated CO discount notes were $1.5 billion. At December 31, 2025, par amounts of de-designated advances were $0.5 billion; par amounts of de-
designated AFS debt securities were $10.0 million; par amounts of de-designated CO bonds were $1.4 billion; par amounts of de-designated CO discount notes were $1.6 billion. Cumulative fair value hedging adjustments for active and discontinued
hedging relationships will remain on the balance sheet until the items are derecognized.
Cash flow hedge gains and losses
The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Three months ended June 30,
	2026				2025
	Amount Reclassified from AOCI to Interest Expense(b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period	Amount Reclassified from AOCI to Interest Expense(b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$145	$—	$1,439	$1,294	$(28)	$—	$(10,002)	$(9,974)

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Six months ended June 30,
	2026				2025
	Amount Reclassified from AOCI to Interest Expense(b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period	Amount Reclassified from AOCI to Interest Expense(b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$249	$—	$2,853	$2,604	$(258)	$—	$(28,030)	$(27,772)

(a)Amounts represent cash flow hedges of CO debt hedged with benchmark interest rate swaps indexed to a benchmark rate. Under the guidance in ASC 815, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of
Income as the change in cash flows on the hedged item.
(b)Amounts represent amortization of gains (losses) related to closed cash flow hedges of anticipated issuance of CO bonds that were reclassified during the period to interest expense as a yield adjustment. Gains (losses) reclassified represent gains (losses)
in AOCI that were amortized as an income (expense) to debt interest expense. If debt is held to maturity, gains (losses) in AOCI will be relieved through amortization. It is expected that over the next 12 months, $0.1 million of the unrecognized gains in
AOCI will be recognized as yield adjustments as an income to debt interest expense.
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

Economic Hedges
Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$43,193	$(8,356)	$88,802	$(38,147)
Caps	(617)	(39)	539	(134)
Mortgage delivery commitments	(51)	78	(177)	296
Total gains (losses) on derivatives in economic hedges	$42,525	$(8,317)	$89,164	$(37,985)
Note 18.    Fair Values of Financial Instruments.
Estimated Fair Values — Summary Tables - Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	June 30, 2026
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$54,446	$54,446	$54,446	$—	$—	$—
Interest-bearing deposits	3,730,000	3,730,011	—	3,730,011	—	—
Securities purchased under agreements to resell	9,920,000	9,920,022	—	9,920,022	—	—
Federal funds sold	18,036,000	18,036,030	—	18,036,030	—	—
Trading securities	10,433,522	10,433,522	10,433,522	—	—	—
Equity Investments	108,912	108,912	108,912	—	—	—
Available-for-sale securities	12,720,131	12,720,131	551,368	10,502,589	1,666,174	—
Held-to-maturity securities	11,962,008	11,825,765	—	11,657,081	168,684	—
Advances	127,295,633	127,467,980	—	127,467,980	—	—
Mortgage loans held-for-portfolio, net	2,761,344	2,544,385	—	2,544,385	—	—
Accrued interest receivable	627,719	627,719	—	627,719	—	—
Derivative assets	91,872	91,872	—	1,694,917	—	(1,603,045)
Other financial assets	51	51	—	—	51	—
Liabilities
Deposits	2,726,093	2,725,571	—	2,725,571	—	—
Consolidated obligations
Bonds	87,695,408	87,386,554	—	87,386,554	—	—
Discount notes	96,790,101	96,804,647	—	96,804,647	—	—
Mandatorily redeemable capital stock	7,204	7,204	7,204	—	—	—
Accrued interest payable	456,724	456,724	—	456,724	—	—
Derivative liabilities	7,221	7,221	—	1,642,996	—	(1,635,775)

	December 31, 2025
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$38,192	$38,192	$38,192	$—	$—	$—
Interest-bearing deposits	2,960,000	2,960,027	—	2,960,027	—	—
Securities purchased under agreements to resell	15,950,000	15,950,204	—	15,950,204	—	—
Federal funds sold	11,550,000	11,550,081	—	11,550,081	—	—
Trading securities	7,387,187	7,387,187	7,387,187	—	—	—
Equity Investments	103,707	103,707	103,707	—	—	—
Available-for-sale securities	12,345,845	12,345,845	560,272	10,121,050	1,664,523	—
Held-to-maturity securities	10,490,167	10,384,380	—	10,237,595	146,785	—
Advances	92,306,684	92,514,300	—	92,514,300	—	—
Mortgage loans held-for-portfolio, net	2,644,449	2,451,042	—	2,451,042	—	—
Accrued interest receivable	523,973	523,973	—	523,973	—	—
Derivative assets	99,548	99,548	—	1,731,523	—	(1,631,975)
Other financial assets	52	52	—	—	52	—
Liabilities
Deposits	3,089,961	3,088,772	—	3,088,772	—	—
Consolidated obligations
Bonds	68,466,741	68,215,010	—	68,215,010	—	—
Discount notes	76,019,517	76,045,773	—	76,045,773	—	—
Mandatorily redeemable capital stock	7,585	7,585	7,585	—	—	—
Accrued interest payable	470,265	470,265	—	470,265	—	—
Derivative liabilities	4,097	4,097	—	1,760,052	—	(1,755,955)

(a)Level 3 Instruments — The fair values of housing finance agency bonds were estimated by management based on pricing services. Valuations may have required pricing services to use significant inputs that were subjective because of the current lack of significant market activity; the inputs may not be market-based and observable.
The fair value amounts recorded on the Statements of Condition or presented in the table above have been determined by the
FHLBNY using available market information and our reasonable judgment of appropriate valuation methods.
Fair Value Measurement
The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at June 30, 2026 and December 31, 2025, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. Real Estate Owned (REO) is measured at the lower of its carrying amount or fair value less costs to sell.

Items Measured at Fair Value on a Recurring Basis (in thousands):

	June 30, 2026
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$10,433,522	$10,433,522	$—	$—	$—
Equity Investments	108,912	108,912	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	10,502,589	—	10,502,589	—	—
Housing and U.S. obligations	2,217,542	551,368	—	1,666,174	—
Derivative assets (a)
Interest-rate derivatives	91,740	—	1,694,785	—	(1,603,045)
Mortgage delivery commitments	132	—	132	—	—
Total recurring fair value measurement - Assets	$23,354,437	$11,093,802	$12,197,506	$1,666,174	$(1,603,045)

Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected) (b)	$(5,358,639)	$—	$(5,358,639)	$—	$—
Bonds (to the extent FVO is elected) (b)	(222,840)	—	(222,840)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(7,179)	—	(1,642,954)	—	1,635,775
Mortgage delivery commitments	(42)	—	(42)	—	—
Total recurring fair value measurement - Liabilities	$(5,588,700)	$—	$(7,224,475)	$—	$1,635,775

	December 31, 2025
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$7,387,187	$7,387,187	$—	$—	$—
Equity Investments	103,707	103,707	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	10,121,050	—	10,121,050	—	—
Housing and U.S. obligations	2,224,795	560,272	—	1,664,523	—
Derivative assets (a)
Interest-rate derivatives	99,467	—	1,731,442	—	(1,631,975)
Mortgage delivery commitments	81	—	81	—	—
Total recurring fair value measurement - Assets	$19,936,287	$8,051,166	$11,852,573	$1,664,523	$(1,631,975)

Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected) (b)	$(577,958)	$—	$(577,958)	$—	$—
Bonds (to the extent FVO is elected) (b)	(556,866)	—	(556,866)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(4,089)	—	(1,760,044)	—	1,755,955
Mortgage delivery commitments	(8)	—	(8)	—	—
Total recurring fair value measurement - Liabilities	$(1,138,921)	$—	$(2,894,876)	$—	$1,755,955

(a)Based on analysis of the nature of the risk, the presentation of interest-rate derivatives as a single class is appropriate.
(b)Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.
Roll Forward of Level 3 Available-for-Sale Securities (in thousands):

	State and Local Housing Finance Agency Obligations
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Balance, beginning of the period	$1,666,714	$1,297,753	$1,664,523	$1,297,431
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	505	1,004	2,696	1,326
Purchases	—	150,000	—	150,000
Settlements	(1,045)	(3,585)	(1,045)	(3,585)
Balance, end of the period	$1,666,174	$1,445,172	$1,666,174	$1,445,172

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended June 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$—	$—	$—	$—
Real estate owned	137	—	—	137
Total non-recurring assets at fair value	$137	$—	$—	$137

	During the period ended December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$256	$—	$256	$—
Real estate owned	55	—	—	55
Total non-recurring assets at fair value	$311	$—	$256	$55
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
Fair Value Option Disclosures
The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (a) (in thousands):

	Three months ended June 30,
	2026	2025	2026	2025
	Bonds		Discount Notes
Balance, beginning of the period	$(525,746)	$(1,726,322)	$(5,309,607)	$—
New transactions elected for fair value option	—	—	—	(562,507)
Maturities and terminations	304,840	200,000	—	—
Net gains (losses) on financial instruments held under fair value option	(3,007)	(12,730)	(792)	550
Change in accrued interest/unaccreted balance	1,073	1,307	(48,240)	(3,693)
Balance, end of the period	$(222,840)	$(1,537,745)	$(5,358,639)	$(565,650)

	Six months ended June 30,
	2026	2025	2026	2025
	Bonds		Discount Notes
Balance, beginning of the period	$(556,866)	$(1,704,115)	$(577,958)	$—
New transactions elected for fair value option	—	(5,000)	(5,295,389)	(562,507)
Maturities and terminations	339,840	200,000	562,507	—
Net gains (losses) on financial instruments held under fair value option	(5,989)	(28,711)	3,324	550
Change in accrued interest/unaccreted balance	175	81	(51,123)	(3,693)
Balance, end of the period	$(222,840)	$(1,537,745)	$(5,358,639)	$(565,650)

(a)No advances elected under the FVO were outstanding at three and six months ended June 30, 2026 and June 30, 2025.
Note 19.    Commitments and Contingencies.
The following table summarizes off-balance sheet commitments and contingencies (in thousands):

	June 30, 2026	December 31, 2025
Off-balance sheet commitments
Standby letters of credit (a)	$25,948,070	$24,108,844
Consolidated obligation bonds/discount notes traded not settled	606,254	15,042
Commitments to fund additional advances	—	150,000
Commitments to fund pension	11,390	11,390
Open delivery commitments (MAP)	80,373	36,458
Total off-balance sheet commitments	$26,646,087	$24,321,734

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
At June 30, 2026 and December 31, 2025, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and operating lease ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. Operating lease ROU assets include any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of Income. Operating lease ROU assets and operating lease liabilities are reported in the Statements of Condition.

The following tables provide summarized information on our operating leases (dollars in thousands):

	June 30, 2026	December 31, 2025
Operating Leases (a)
Right-of-use assets	$41,581	$44,289
Lease Liabilities	$51,513	$54,696

(a)We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating Lease Expense	$1,798	$1,798	$3,596	$3,596
Operating cash flows - Cash Paid	$2,035	$2,022	$4,070	$4,043

	June 30, 2026		December 31, 2025
Weighted Average Discount Rate	3.33%		3.33%
Weighted Average Remaining Lease Term	6.77	Years	7.27	Years

	Remaining maturities through
Operating lease liabilities	June 30, 2026	December 31, 2025
Remainder of 2026	$4,071	$8,142
2027	8,246	8,246
2028	8,566	8,566
2029	8,512	8,512
2030	8,567	8,567
Thereafter	19,765	19,765
Total undiscounted lease payments	57,727	61,798
Imputed interest	(6,214)	(7,102)
Total operating lease liabilities	$51,513	$54,696
Finance Lease:
In December 2023, the Bank entered into a 5-year finance lease for computer equipment. The finance lease liability and finance lease
ROU asset are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The lease liability was $1.3 million as of June 30, 2026 and $1.6 million as of December 31, 2025. The finance lease
ROU asset was $1.3 million as of June 30, 2026 and $1.5 million as of December 31, 2025.
Note 20.    Related Party Transactions.
Debt Assumptions and Transfers. When debt is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.
Debt assumptions — No debt was assumed from another FHLBank in the six months ended June 30, 2026, or June 30, 2025.
Debt transfers — In the second quarter of 2026, the FHLBNY transferred floating-rate CO Bonds in par amount of $750 million and discount notes in par amount of $1.0 billion to other FHLBanks. No debt was transferred to another FHLBank in the six months ended June 30, 2025.

Advances Sold or Transferred
No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.
MPF Program
In the MPF program, the FHLBNY had participated to the FHLBank of Chicago portions of its purchases of mortgage loans from its members. Transactions are participated at market rates. Since 2004, the FHLBNY has not shared its purchases with the FHLBank of
Chicago. From the inception of the program through 2004, the cumulative share of MPF Chicago’s participation in the FHLBNY’s
MPF loans that has remained outstanding was $1.8 million at June 30, 2026 and $2.0 million at December 31, 2025.
Fees paid to the FHLBank of Chicago for providing MPF program services were $0.2 million and $0.5 million for the three and six months ended June 30, 2026 and $0.3 million and $0.5 million for the three and six months ended June 30, 2025.
Mortgage-backed Securities
No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.
Intermediation
From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. These derivatives are offset with derivatives purchased from unrelated derivatives dealers. The intermediated derivative transactions with members and derivative counterparties are collateralized. At June 30, 2026 and December 31, 2025, there were no outstanding derivative transactions with members.
Loans to Other Federal Home Loan Banks
For the six months ended June 30, 2026, overnight loans extended to other FHLBanks averaged $14.9 million. For the twelve months ended December 31, 2025 overnight loans extended to other FHLBanks averaged $8.4 million. Generally, loans made to other
FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.
Borrowings from Other Federal Home Loan Banks
The FHLBNY borrows from other FHLBanks, generally for a period of one day. There were no borrowings from other FHLBanks in the six months and twelve months ended June 30, 2026 and December 31, 2025, respectively.
Sub-lease of Office Space to Another Federal Home Loan Bank
The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.
Cash and Due from Banks
The compensating cash balances held at Citibank were $30.0 million at June 30, 2026 and $5.0 million at December 31, 2025.
Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties and transactions (in thousands):
Related Party: Outstanding Assets, Liabilities and Capital:

	June 30, 2026	December 31, 2025
	Related	Related
Assets
Advances	$127,295,633	$92,306,684
Accrued interest receivable	459,782	384,360

Liabilities and capital
Deposits	$2,726,093	$3,089,961
Mandatorily redeemable capital stock	7,204	7,585
Accrued interest payable	136	148
Affordable Housing Program (a)	251,791	247,824

Capital	$9,733,846	$8,015,103

(a)Represents funds not yet allocated or disbursed to AHP programs.
Related Party: Income and Expense Transactions:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
	Related	Related	Related	Related
Interest income
Advances	$1,175,843	$1,260,147	$2,211,671	$2,467,151
Interest-bearing deposits	5	7	10	13
Loans to other FHLBanks	267	217	272	277

Interest expense
Deposits	$20,343	$27,652	$41,657	$54,816
Mandatorily redeemable capital stock	134	145	273	246

Service fees and other	$6,454	$5,394	$12,758	$11,038

Note 21.    Segment Information and Concentration.
The Bank engages in business activities to provide funding, liquidity, and services to members. The Bank manages these operations as one operating segment. During the three months and six months ended June 30, 2026, the Bank did not earn interest income from any advance holders which accounted for 10% or more of the Bank's total revenue for the respective periods.
The top ten advance holders and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	June 30, 2026
					Three Months		Six Months
	City	State	Par Advances	Percentage of Total Par Value of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$29,000,000	22.71%	$165,771	19.83%	$261,932	17.12%
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	12,835,000	10.05	108,232	12.95	214,610	14.03
Metropolitan Tower Life Insurance Company	Whippany	NJ	1,380,000	1.08	12,513	1.50	25,028	1.64
Subtotal MetLife, Inc.			14,215,000	11.13	120,745	14.45	239,638	15.67
Teachers Ins. and Annuity Assoc of America	New York	NY	12,866,800	10.08	128,343	15.35	240,772	15.74
Flagstar Bank, N.A.	Hicksville	NY	8,500,000	6.66	78,742	9.42	168,626	11.02
Equitable Financial Life Insurance Co.	New York	NY	6,865,063	5.38	64,873	7.76	127,972	8.37
Goldman Sachs Bank USA	New York	NY	5,500,000	4.31	54,047	6.46	108,233	7.08
New York Life Insurance Company	New York	NY	4,788,000	3.75	49,683	5.94	96,553	6.31
Morgan Stanley Private Bank, NA	Purchase	NY	4,600,000	3.60	62,508	7.48	89,014	5.82
Manufacturers and Traders Trust Company	Buffalo	NY	4,550,132	3.56	73,059	8.74	125,607	8.21
Guardian Life Insurance Co. of America	New York	NY	4,049,717	3.17	38,242	4.57	71,418	4.67
Total			$94,934,712	74.35%	$836,013	100.00%	$1,529,764	100.00%

(a)Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

	December 31, 2025
					Twelve Months
	City	State	Par Advances	Percentage of Total Par Value of Advances	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	$12,835,000	13.88%	$472,618	15.72%
Metropolitan Tower Life Insurance Company	Whippany	NJ	1,380,000	1.49	53,636	1.78
Subtotal MetLife, Inc.			14,215,000	15.37	526,254	17.50
Flagstar Bank, N.A.	Hicksville	NY	9,750,000	10.54	525,013	17.47
Citibank, N.A.	New York	NY	9,000,000	9.73	627,210	20.86
Teachers Ins. & Annuity Assoc of America	New York	NY	7,228,900	7.82	330,216	10.98
Equitable Financial Life Insurance Co.	New York	NY	6,865,063	7.42	283,217	9.42
Goldman Sachs Bank USA	New York	NY	5,500,000	5.95	225,157	7.49
New York Life Insurance Company	New York	NY	4,588,000	4.96	166,103	5.53
Guardian Life Insurance Co. of America	New York	NY	3,212,279	3.47	128,077	4.26
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.83	83,396	2.77
Valley National Bank	Morristown	NJ	2,463,604	2.66	111,650	3.71
Total			$65,442,096	70.75%	$3,006,293	100.00%

(a)Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

	June 30, 2025
					Three Months		Six Months
	City	State	Par Advances	Percentage of Total Par Value of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$15,500,000	14.77%	$179,027	22.27%	$347,304	22.46%
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	12,835,000	12.23	117,923	14.67	235,138	15.21
Metropolitan Tower Life Insurance Company	Whippany	NJ	1,380,000	1.31	13,329	1.66	26,144	1.69
Subtotal MetLife, Inc.			14,215,000	13.54	131,252	16.33	261,282	16.90

Flagstar Bank, N.A.	Hicksville	NY	10,750,000	10.24	138,490	17.22	278,980	18.04
Teachers Ins. & Annuity Assoc of America	New York	NY	6,920,900	6.59	84,840	10.55	170,442	11.02
Equitable Financial Life Insurance Co.	New York	NY	6,865,063	6.54	72,214	8.98	144,001	9.31
Goldman Sachs Bank USA	New York	NY	5,000,000	4.76	57,826	7.19	115,469	7.47
New York Life Insurance Company	New York	NY	3,788,000	3.61	43,734	5.44	82,280	5.32
Guardian Life Insurance Co. of America	Buffalo	NY	3,019,436	2.88	30,920	3.85	58,502	3.78
Morgan Stanley Private Bank, NA	Purchase	NY	3,000,000	2.86	44,942	5.59	46,838	3.03
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.50	20,792	2.59	41,355	2.67
Total			$71,677,649	68.28%	$804,036	100.00%	$1,546,453	100.00%

(a)Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements contained in this Quarterly Report on Form 10-Q, including statements describing the objectives, projections, estimates, or predictions of the Federal Home Loan Bank of New York (“we,” “us,” “our,” “the Bank,” or the “FHLBNY”) may be “forward-
looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934. These statements may use forward-looking terminology, such as “anticipates,” “believes,” “could,” “estimates,” “may,”
“should,” “will,” or other variations on these terms or their negatives. The Bank cautions that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the Risk Factors set forth in Part 1, Item 1A of our Annual
Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 20, 2026 (the “2025 Annual
Report”), and the risks set forth below, and that actual results could differ materially from those expressed or implied in these forward-looking statements. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they were made, and the Bank does not undertake to update any forward-looking statement herein. Forward-looking statements include, among others, the following:
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

Selected Financial Data.

Statements of Condition (dollars in millions)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Investments (a)	$66,911	$62,892	$60,787	$55,882	$59,771
Advances	127,296	110,240	92,307	96,219	104,720
Mortgage loans held-for-portfolio, net (b)	2,761	2,689	2,644	2,560	2,459
Total assets	197,874	176,665	156,545	155,434	167,779
Deposits and borrowings	2,726	1,924	3,090	2,924	3,583
Consolidated obligations, net
Bonds	87,695	66,280	68,467	82,326	95,009
Discount notes	96,790	98,719	76,020	60,973	59,511
Total consolidated obligations	184,486	164,999	144,487	143,299	154,520
Mandatorily redeemable capital stock	7	8	8	9	9
AHP liability	252	252	248	230	232
Capital
Capital stock	7,044	6,228	5,411	5,582	5,962
Retained earnings
Unrestricted	1,320	1,306	1,286	1,292	1,279
Restricted	1,390	1,359	1,329	1,303	1,271
Total retained earnings	2,710	2,665	2,615	2,595	2,550
Accumulated other comprehensive income (loss)	(20)	(33)	(11)	(48)	(88)
Total capital	9,734	8,860	8,015	8,129	8,424
Equity to asset ratio (c)(j)	4.92%	5.02%	5.12%	5.23%	5.02%

Statements of Condition	Three months ended					Six months ended
Averages (See note below; dollars in millions)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	June 30, 2026	June 30, 2025
Investments (a)	$64,567	$60,683	$56,290	$58,281	$57,627	$62,635	$56,839
Advances	117,915	102,680	91,750	100,672	107,409	110,339	104,858
Mortgage loans held-for-portfolio, net	2,718	2,670	2,603	2,506	2,420	2,694	2,391
Total assets	186,202	166,912	151,569	162,466	168,600	176,610	165,275
Interest-bearing deposits and other borrowings	2,307	2,456	2,867	2,801	2,644	2,381	2,634
Consolidated obligations, net
Bonds	70,336	65,328	71,240	87,988	96,913	67,846	91,100
Discount notes	103,079	89,105	68,380	61,900	58,980	96,131	61,633
Total consolidated obligations	173,415	154,433	139,620	149,888	155,893	163,976	152,733
Mandatorily redeemable capital stock	7	7	8	9	8	7	6
AHP liability	249	247	231	228	231	248	231
Capital
Capital stock	6,612	5,877	5,381	5,779	6,083	6,246	5,967
Retained earnings
Unrestricted	1,336	1,313	1,316	1,305	1,288	1,325	1,302
Restricted	1,371	1,340	1,313	1,282	1,250	1,355	1,236
Total retained earnings	2,707	2,653	2,629	2,587	2,538	2,680	2,538
Accumulated other comprehensive income (loss)	(22)	3	(28)	(83)	(96)	(9)	(82)
Total capital	9,297	8,533	7,982	8,283	8,525	8,917	8,423
Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data	Three months ended					Six months ended
(dollars in millions, except earnings and dividends per share, and headcount)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$153	$154	$131	$159	$153	$307	$309
Net interest income (d)	214	217	210	212	215	431	430
Dividends paid in cash (e)	109	103	111	115	116	212	254
AHP expense	17	17	15	18	17	34	34
Return on average equity (f)(g)(j)	6.62%	7.31%	6.53%	7.65%	7.20%	6.95%	7.39%
Return on average assets (g)(j)	0.33%	0.37%	0.34%	0.39%	0.36%	0.35%	0.38%
Other non-interest income (loss)	29	18	31	32	19	47	40
Operating expenses (h)	55	55	63	52	52	110	104
Voluntary Contributions	8	3	24	7	4	11	7
Other expenses (k)	8	7	8	8	8	15	16
Total Operating and Other expenses	71	65	95	66	64	136	126
Operating expenses ratio (g)(i)(j)	0.12%	0.13%	0.17%	0.13%	0.12%	0.13%	0.13%
Earnings per share	$2.30	$2.62	$2.45	$2.77	$2.51	$4.92	$5.17
Dividends per share	$1.84	$1.92	$1.92	$1.90	$1.84	$3.76	$4.17
Headcount (Full/part time)	367	375	378	375	379	367	379

(a)Investments include trading securities, available-for-sale securities, held-to-maturity securities, grantor trusts owned by the
FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.
(b)Allowances for credit losses were $4.3 million, $3.9 million, $3.7 million, $3.5 million, and $3.2 million for the periods ended
June 30, 2026, March 31, 2026, December 31, 2025, September 30, 2025 and June 30, 2025, respectively.
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
(k)Other expenses include Finance Agency and Office of Finance expenses.

Financial Condition
Table 1.1        Statements of Condition — Period-Over-Period Comparison

(Dollars in thousands)	June 30, 2026	December 31, 2025	Net change in dollar amount	Net change in percentage
Assets
Cash and due from banks	$54,446	$38,192	$16,254	42.56%
Interest-bearing deposits	3,730,000	2,960,000	770,000	26.01
Securities purchased under agreements to resell	9,920,000	15,950,000	(6,030,000)	(37.81)
Federal funds sold	18,036,000	11,550,000	6,486,000	56.16
Trading securities	10,433,522	7,387,187	3,046,335	41.24
Equity Investments	108,912	103,707	5,205	5.02
Available-for-sale securities	12,720,131	12,345,845	374,286	3.03
Held-to-maturity securities	11,962,008	10,490,167	1,471,841	14.03
Advances	127,295,633	92,306,684	34,988,949	37.91
Mortgage loans held-for-portfolio	2,761,344	2,644,449	116,895	4.42
Accrued interest receivable	627,719	523,973	103,746	19.80
Premises, software, and equipment	78,650	84,524	(5,874)	(6.95)
Operating lease right-of-use assets	41,581	44,289	(2,708)	(6.11)
Finance lease right-of-use assets	1,296	1,532	(236)	(15.40)
Derivative assets	91,872	99,548	(7,676)	(7.71)
Other assets	10,845	14,896	(4,051)	(27.20)
Total assets	$197,873,959	$156,544,993	$41,328,966	26.40%

Liabilities
Deposits
Interest-bearing demand	$2,708,762	$3,071,958	$(363,196)	(11.82)%
Non-interest-bearing demand	17,331	18,003	(672)	(3.73)
Total deposits	2,726,093	3,089,961	(363,868)	(11.78)

Consolidated obligations
Bonds	87,695,408	68,466,741	19,228,667	28.08
Discount notes	96,790,101	76,019,517	20,770,584	27.32
Total consolidated obligations	184,485,509	144,486,258	39,999,251	27.68

Mandatorily redeemable capital stock	7,204	7,585	(381)	(5.02)

Accrued interest payable	456,724	470,265	(13,541)	(2.88)
Affordable Housing Program	251,791	247,824	3,967	1.60
Derivative liabilities	7,221	4,097	3,124	76.25
Other liabilities	152,719	167,633	(14,914)	(8.90)
Operating lease liabilities	51,513	54,696	(3,183)	(5.82)
Finance lease liabilities	1,339	1,571	(232)	(14.77)
Total liabilities	188,140,113	148,529,890	39,610,223	26.67
Capital	9,733,846	8,015,103	1,718,743	21.44
Total liabilities and capital	$197,873,959	$156,544,993	$41,328,966	26.40%

Balance Sheet overview June 30, 2026 and December 31, 2025
Total assets — Total assets increased to $197.8 billion at June 30, 2026, from $156.5 billion at December 31, 2025, an increase of
$41.3 billion, or 26.4%. Total assets increased primarily due to a $35.0 billion increase in advances, a $6.5 billion increase in federal funds sold, and a $3.0 billion increase in trading securities, partially offset by a $6.0 billion decrease in securities purchased under agreements to resell.
Advances — Par balances increased at June 30, 2026 to $127.7 billion, compared to $92.5 billion at December 31, 2025. Short-term fixed-rate advances increased by 42.5% to $24.2 billion at June 30, 2026, up from $17.0 billion at December 31, 2025. ARC advances, which are adjustable-rate borrowings, increased by 84.4% to $43.0 billion at June 30, 2026, compared to $23.3 billion at
December 31, 2025. The increase in advances was driven primarily by increased activity from two large banks, one insurance company, and two regional bank members. Growth reflected higher advance utilization as members bolstered short-term liquidity positions ahead of quarter-end and managed deposit outflows.
Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale or held-to-
maturity. Our investment profile primarily consists of GSE and Agency-issued (GSE-issued) securities.
The AFS portfolio increased by $0.4 billion, or 3.0% for the six months ended June 30, 2026. We acquired $0.6 billion (par) of floating-rate GSE-issued MBS in the second quarter of 2026.
The HTM portfolio increased by $1.5 billion, or 14.0% for the six months ended June 30, 2026. We acquired $1.8 billion (par) of floating-rate GSE-issued MBS in the first two quarters of 2026 and $0.6 billion (par) of fixed-rate GSE-issued MBS in the second quarter of 2026.
Trading securities (liquidity portfolio) — The objective of the trading portfolio is to help meet short-term contingency liquidity needs.
During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings.
Trading securities increased by $3.0 billion, or 41.2% for the six months ended June 30, 2026.
We will periodically evaluate our liquidity needs and may add to or dispose of these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.
Mortgage loans held-for-portfolio — Mortgage loans are investments in Mortgage Partnership Finance Program and Mortgage Asset
Program. Unpaid principal balance of MPF loans stood at $1.4 billion at June 30, 2026, a decrease of $64.9 million from the balance at December 31, 2025. Loans are primarily fixed-rate, single-family mortgages acquired through the MPF Program. Unpaid principal balance of MAP loans stood at $1.3 billion at June 30, 2026, an increase of $177.9 million from the balance at December 31, 2025.
Paydowns for the total portfolio for the six months ended June 30, 2026 were $145.6 million compared to $96.5 million for the same period in 2025. Acquisitions for the six months ended June 30, 2026 were $266.9 million compared to $212.6 million for the same period in 2025.
Total liabilities — Total liabilities increased to $188.1 billion at June 30, 2026, from $148.5 billion at December 31, 2025, an increase of $39.6 billion, or 26.7%. Total liabilities increased primarily due to a $40.0 billion, or 27.7%, increase in consolidated obligations as a result of increased funding and liquidity needs during the period.
Capital ratios — Our capital position remains strong. Actual risk-based capital was $9.8 billion and $8.0 billion for the periods ending
June 30, 2026 and December 31, 2025, respectively. Required risk-based capital was $1.4 billion at June 30, 2026 and $1.1 billion at
December 31, 2025. To support $197.9 billion of total assets at June 30, 2026, the minimum required total capital was $7.9 billion or
4.0% of assets. Our actual regulatory risk-based capital was $9.8 billion, exceeding required total capital by $1.8 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock and Mandatorily Redeemable Capital Stock.
Leverage — On June 30, 2026, balance sheet leverage (based on U.S. GAAP) was 20.3 times shareholders’ equity, compared to 19.5 times at December 31, 2025. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York
(FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.
Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at June 30, 2026 included
$23.6 million as demand cash balances at the FRBNY, $28.0 billion in short-term and overnight investments in the federal funds and resale agreements, $10.5 billion of high credit quality GSE-issued available-for-sale securities that are investment grade and readily marketable and $551.4 million of available-for-sale U.S. Treasury securities.
We also have other regulatory liquidity measures in place, including deposit liquidity and operational liquidity, and other liquidity buffers.
For more information about the Advisory Bulletin and our liquidity measures, see section Liquidity, Cash Flows, Short-Term
Borrowings and Short-Term Debt, and Table 8.1 through Table 8.3 in this MD&A.
Advances
Carrying values of advances outstanding were $127.3 billion at June 30, 2026 and $92.3 billion at December 31, 2025. Carrying values included cumulative hedging basis adjustment losses of $0.4 billion at June 30, 2026 and $0.1 billion at December 31, 2025.
Table 2.1        Advance Trends

Advance Trends
210
200
190
180
170
160
150
140
130
120
110
100
90
80
70
60
50
40
30
20
10
0
$197.9
$127.7
Jun - 2024
Sep - 2024
Dec - 2024
Mar - 2025
Jun - 2025
Sep - 2025
Dec - 2025
Mar - 2026
Jun- 2026
Total assets
Advances par amount

Advances — Product Types
The following table summarizes par values of advances by product type (dollars in thousands):
Table 2.2        Advances by Product Type

	June 30, 2026		December 31, 2025
	Amounts	Percentage of Total	Amounts	Percentage of Total
Adjustable Rate Credit - ARCs	$42,997,000	33.67%	$23,317,000	25.22%
Fixed Rate Advances	54,826,380	42.94	46,988,911	50.81
Short-Term Advances	24,209,670	18.96	16,984,886	18.37
Mortgage Matched Advances	290,580	0.23	319,608	0.35
Overnight & Line of Credit (OLOC) Advances	3,703,744	2.90	3,036,265	3.28
All other categories	1,664,825	1.30	1,819,734	1.97
Total par value	127,692,199	100.00%	92,466,404	100.00%
Advance discounts	(10,119)		(10,491)
Hedge valuation basis adjustments	(386,447)		(149,229)
Total	$127,295,633		$92,306,684
Member Pledged Collateral
The following table summarizes pledged collateral (in thousands):
Table 2.3        Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
	Advances (b)	Other Obligations (c)	Total Indebtedness	Loans (d)	Securities and Deposits (d)	Total (d)
June 30, 2026	$127,692,199	$26,024,046	$153,716,245	$379,122,398	$76,386,420	$455,508,818
December 31, 2025	$92,466,404	$24,190,019	$116,656,423	$379,482,484	$66,900,291	$446,382,775

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
The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):
Table 2.4        Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Total Collateral Received
June 30, 2026	$77,142,512	$378,366,306	$455,508,818
December 31, 2025	$68,180,070	$378,202,705	$446,382,775

Advances — Interest Rate Terms
The following table summarizes interest-rate payment terms for advances (dollars in thousands):
Table 2.5        Advances by Interest-Rate Payment Terms

	June 30, 2026		December 31, 2025
	Amounts	Percentage of Total	Amounts	Percentage of Total
Fixed-rate (a)	$83,962,199	65.75%	$68,426,404	74.00%
Variable-rate (b)	43,730,000	34.25	24,040,000	26.00
Total par value	127,692,199	100.00%	92,466,404	100.00%
Advance discounts	(10,119)		(10,491)
Hedge valuation basis adjustments	(386,447)		(149,229)
Total	$127,295,633		$92,306,684

(a)Fixed-rate borrowings remained the largest category of advances borrowed by members and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at June 30, 2026, with only 1.5% of advances in the remaining maturity bucket of greater than 5 years (2.1% at December 31, 2025). For more information, see financial statements Note 9. Advances.
(b)Variable-rate advances are ARC advances are indexed to SOFR-OIS, Federal Funds-OIS or other benchmark indices. The
FHLBNY’s larger members are generally borrowers of variable-rate advances.

The following table summarizes Redemption Term of advances (dollars in thousands):
Table 2.6        Advances by Redemption Term

	June 30, 2026		December 31, 2025		Change
Redemption Term (dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Fixed-rate
Due in 1 year or less	$62,964,636	49.31%	$44,984,380	48.65%	$17,980,256	39.97%
Due after 1 year through 3 years	13,260,239	10.38	14,772,665	15.98	(1,512,426)	(10.24)
Due after 3 years through 5 years	5,471,994	4.29	6,131,164	6.63	(659,170)	(10.75)
Due after 5 years through 15 years	613,251	0.48	687,087	0.74	(73,836)	(10.75)
Total principal amount	82,310,120	64.46	66,575,296	72.00	15,734,824	23.63

Fixed-rate, putable
Due in 1 year or less	104,000	0.08	111,000	0.12	(7,000)	(6.31)
Due after 1 year through 3 years	539,500	0.42	427,500	0.46	112,000	26.20
Due after 3 years through 5 years	418,500	0.33	703,500	0.76	(285,000)	(40.51)
Due after 5 years through 15 years	299,500	0.23	289,500	0.31	10,000	3.45
Total principal amount	1,361,500	1.06	1,531,500	1.65	(170,000)	(11.10)

Variable-rate
Due in 1 year or less	18,285,000	14.32	19,862,000	21.48	(1,577,000)	(7.94)
Due after 1 year through 3 years	2,020,000	1.58	2,053,000	2.22	(33,000)	(1.61)
Due after 3 years through 5 years	1,325,000	1.04	1,125,000	1.22	200,000	17.78
Due after 5 years through 15 years	1,000,000	0.78	1,000,000	1.08	—	—
Total principal amount	22,630,000	17.72	24,040,000	26.00	(1,410,000)	(5.87)

Variable-rate, callable or prepayable
Due in 1 year or less	100,000	0.08	—	—	100,000	NM
Due after 1 year through 3 years	21,000,000	16.45	—	—	21,000,000	NM
Due after 3 years through 5 years	—	—	—	—	—	—
Due after 5 years through 15 years	—	—	—	—	—	—
Total principal amount	21,100,000	16.53	—	—	21,100,000	NM

Other (a)
Due in 1 year or less	79,147	0.06	76,228	0.08	2,919	3.83
Due after 1 year through 3 years	200,935	0.16	208,261	0.23	(7,326)	(3.52)
Due after 3 years through 5 years	8,601	0.01	33,116	0.04	(24,515)	(74.03)
Due after 5 years through 15 years	1,897	—	2,003	—	(106)	(5.29)
Total principal amount	290,580	0.23	319,608	0.35	(29,028)	(9.08)

Total principal amount advances	127,692,200	100.00%	92,466,404	100.00%	35,225,796	38.10%
Other adjustments, net (b)	(396,566)		(159,720)		(236,846)

Total advances	$127,295,634		$92,306,684		$34,988,950

NM — Not meaningful.
(a)Includes hybrid, fixed-rate amortizing/mortgage matched, convertible, callable or prepayable, and other advances.
(b)Consists of hedging valuation basis adjustments and unamortized premiums, discounts, and commitment fees.

Hedge volume — We hedge putable advances and certain “vanilla” fixed-rate advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when hedge effectiveness accounting provisions cannot be established.
The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):
Table 2.7        Hedged Advances by Type

Par Amount	June 30, 2026	December 31, 2025
Qualifying hedges
Fixed-rate bullets	$57,500,780	$57,231,100
Fixed-rate putable	1,361,500	1,531,500
Fixed-rate with embedded cap	80,000	80,000
Total qualifying hedges	$58,942,280	$58,842,600

Aggregate par amount of advances hedged	$59,209,280	$59,309,100
Fair value basis (hedging adjustments)	$(386,447)	$(149,229)
Putable and Callable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):
Table 2.8        Putable and Callable Advances

	Advances
Par Amount	June 30, 2026	December 31, 2025
Putable	$1,361,500	$1,531,500
Callable	$21,100,000	$—
No-longer putable/callable	$383,000	$221,000

Investments
The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trusts, Available-for-sale securities, and Held-to-maturity securities (Carrying values, dollars
in thousands):
Table 3.1        Investments by Categories

	June 30, 2026	December 31, 2025	Dollar Variance	Percentage Variance
State and local housing finance agency obligations, net (a)
Available-for-sale securities, at fair value	$1,666,174	$1,664,523	$1,651	0.10%
Held-to-maturity securities, at carrying value, net	172,629	151,604	21,025	13.87
Total HFA securities	1,838,803	1,816,127	22,676	1.25

U.S. Treasury notes, available-for-sale at fair value	551,368	560,272	(8,904)	(1.59)
Trading securities (b)	10,433,522	7,387,187	3,046,335	41.24
Mortgage-backed securities
Available-for-sale securities, at fair value	10,502,589	10,121,050	381,539	3.77
Held-to-maturity securities, at carrying value, net	11,789,379	10,338,563	1,450,816	14.03
Total MBS securities	22,291,968	20,459,613	1,832,355	8.96

Equity investments in Grantor trusts	108,912	103,707	5,205	5.02
Interest-bearing deposits	3,730,000	2,960,000	770,000	26.01
Securities purchased under agreements to resell	9,920,000	15,950,000	(6,030,000)	(37.81)
Federal funds sold	18,036,000	11,550,000	6,486,000	56.16

Total Investments	$66,910,573	$60,786,906	$6,123,667	10.07%

(a)We acquired $25.0 million of HTM State and local housing finance agency bonds for the six months ending June 30, 2026.
Paydowns from the HTM portfolio were $4.0 million and paydowns from the AFS portfolio were $1.0 million for the same period.
(b)We acquired $4.5 billion and sold $1.4 billion par of U.S. Treasury securities in the six months ended June 30, 2026.

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):
Table 3.2        Investment Debt Securities Issuer Concentration

	June 30, 2026			December 31, 2025
Long Term Investment (a)	Carrying (b) Value	Fair value	Carrying value as a Percentage of Capital	Carrying (b) Value	Fair Value	Carrying value as a Percentage of Capital
MBS
Fannie Mae	$3,063,138	$3,061,644	31.47%	$2,107,351	$2,106,342	26.29%
Freddie Mac	19,224,219	19,093,415	197.50	18,347,280	18,247,320	228.91
Ginnie Mae	4,611	4,611	0.05	4,982	4,982	0.06
Non-MBS, net (c)	2,390,171	2,386,226	24.56	2,376,399	2,371,581	29.65
Total Investment Debt Securities	$24,682,139	$24,545,896	253.57%	$22,836,012	$22,730,225	284.91%

Categorized as:

Available-for-Sale Securities	$12,720,131	$12,720,131		$12,345,845	$12,345,845

Held-to-Maturity Securities, net	$11,962,008	$11,825,765		$10,490,167	$10,384,380

(a)Excludes Trading portfolio.
(b)Carrying values include fair values for AFS securities.
(c)Non-MBS — Includes Housing finance agency bonds and U.S. Government securities.
The following tables summarize external rating information of the held-to-maturity portfolio (carrying values in thousands):
Table 3.3        External Rating of the Held-to-Maturity Portfolio

	June 30, 2026
	AAA-rated	AA-rated	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$—	$11,789,379	$—	$—	$—	$11,789,379
State and local housing finance agency obligations	—	172,629	—	—	—	172,629
Total Long-term securities	$—	$11,962,008	$—	$—	$—	$11,962,008

	December 31, 2025
	AAA-rated	AA-rated	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$—	$10,338,563	$—	$—	$—	$10,338,563
State and local housing finance agency obligations	—	151,604	—	—	—	151,604
Total Long-term securities	$—	$10,490,167	$—	$—	$—	$10,490,167

The following tables summarize external rating information of the AFS portfolio (the carrying values of AFS investments are at fair values; in thousands):
Table 3.4        External Rating of the Available-for-Sale Portfolio

	June 30, 2026
	AAA-rated	AA-rated	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$—	$10,502,589	$—	$—	$—	$10,502,589
Housing and U.S. Obligations	153,847	2,063,695	—	—	—	2,217,542
Total Long-term securities	$153,847	$12,566,284	$—	$—	$—	$12,720,131

	December 31, 2025
	AAA-rated	AA-rated	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$—	$10,121,050	$—	$—	$—	$10,121,050
Housing and U.S. Obligations	154,129	2,070,666	—	—	—	2,224,795
Total Long-term securities	$154,129	$12,191,716	$—	$—	$—	$12,345,845
Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates
(yields) and amortized cost by contractual maturities (dollars in thousands):
Table 3.5        Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	June 30, 2026		December 31, 2025
	Amortized Cost	Weighted Average Rate (a)	Amortized Cost	Weighted Average Rate (a)
Mortgage-backed securities
Due in one year or less	$1,468,227	2.94%	$1,407,215	3.04%
Due after one year through five years	6,859,340	3.12	6,914,188	3.21
Due after five years through ten years	8,280,857	3.76	8,230,958	3.69
Due after ten years	5,723,531	4.30	3,940,067	4.43
Total Mortgage-backed securities	$22,331,955	3.65%	$20,492,428	3.62%

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
thousands):
Table 3.6        Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	June 30, 2026	December 31, 2025
Current face value of hedged CMBS	$9,383,449	$8,800,492
Partial-term hedge face value of hedged CMBS	$8,539,000	$7,985,000
Cumulative basis adjustment gains (losses) (a)	$(457,461)	$(363,915)
Interest rate swap contracts (par)	$8,539,000	$7,985,000

(a)Cumulative basis adjustment gains (losses) at June 30, 2026 and December 31, 2025 included immaterial balances of unamortized basis as a result of de-designation hedges.
Short-term investments
The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):
Table 3.7        Trading Securities

	Trading Securities
	June 30, 2026	December 31, 2025
Par value	$10,600,925	$7,550,925
Amortized cost	$10,588,795	$7,483,249
Carrying/Fair value	$10,433,522	$7,387,187
The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):
Table 3.8        Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate
	Trading Securities
	June 30, 2026	December 31, 2025
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$10,600,925	$7,550,925
Par amounts of interest rate swaps	$10,583,936	$7,523,057

(a)Balances represent outstanding amounts of U.S. Treasury securities.
Mortgage Loans Held-for-Portfolio, Net
Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $2.7 billion at June 30, 2026, an increase of $113.1 million (net of acquisitions and paydowns) from the balance at December 31, 2025. Mortgage loan balances increased due to an increase in acquisitions. During 2026, the Bank purchased $266.9 million of mortgage loans from members and paydowns were $145.6 million. Serious delinquencies at June 30, 2026 were slightly higher than December 31, 2025. Allowance for credit losses were $4.3 million at June 30, 2026 compared to $3.7 million at
December 31, 2025.

Loan and PFI Concentration — Loan concentration was in New York State, as many of the largest PFIs are located in New York. The tables below summarize concentrations — Geographic and PFI.
Table 4.1        Geographic Concentration of Mortgage Loans

	June 30, 2026		December 31, 2025
	Number of loans	Amounts outstanding	Number of loans	Amounts outstanding
New York State	70.6%	65.1%	69.2%	62.3%
New Jersey State	19.1%	23.0%	20.3%	25.4%
Table 4.2        Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands):

	June 30, 2026
	Mortgage Loans	Percent of Total Mortgage Loans
The Lyons National Bank	$266,812	9.84%
OceanFirst Bank	252,313	9.30
FourLeaf Federal Credit Union	237,627	8.76
Teachers Federal Credit Union	164,606	6.07
Manasquan Bank	123,904	4.57
All Others	1,666,967	61.42
Total	$2,712,230	100.00%

	December 31, 2025
	Mortgage Loans	Percent of Total Mortgage Loans
OceanFirst Bank	$276,575	10.64%
The Lyons National Bank	205,238	7.90
Teachers Federal Credit Union	160,259	6.17
Manasquan Bank	125,701	4.84
FourLeaf Federal Credit Union	119,448	4.60
All Others	1,711,936	65.85
Total	$2,599,157	100.00%
Debt Financing Activity and Consolidated Obligations
Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $184.5 billion and $144.5 billion at June 30, 2026 and December 31, 2025, respectively. The carrying value of Consolidated obligation bonds was $87.7 billion (par, $87.7 billion) at June 30, 2026, compared to
$68.5 billion (par, $68.4 billion) at December 31, 2025. The carrying value of Consolidated obligation discount notes outstanding was
$96.8 billion at June 30, 2026 and $76.0 billion at December 31, 2025.
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

Consolidated obligation bonds
The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):
Table 5.1        CO Bonds by Type

	June 30, 2026		December 31, 2025
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$18,409,965	20.99%	$22,142,355	32.37%
Fixed-rate, callable	15,487,800	17.66	15,927,800	23.28
Step Up, callable	675,000	0.77	1,132,000	1.65
Step Down, callable	52,000	0.06	52,000	0.08
Floating rate, callable	312,500	0.36	25,000	0.04
Single-index floating rate	52,766,000	60.16	29,129,500	42.58
Total par value	$87,703,265	100.00%	$68,408,655	100.00%

Bond premiums	35,798		42,461
Bond discounts	(18,061)		(18,008)
Hedge valuation basis adjustments (a)	(112,364)		(51,438)
Hedge basis adjustments on de-designated hedges	88,495		92,610
FVO - valuation adjustments and accrued interest	(1,725)		(7,539)
Total Consolidated obligation bonds	$87,695,408		$68,466,741
.

(a)Hedging valuation basis adjustments — The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis gains of $0.1 billion at June 30, 2026 and $0.1 billion at December 31, 2025. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.
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
The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):
Table 5.2        CO Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	June 30, 2026	December 31, 2025
Qualifying hedges
Fixed-rate bullet bonds	$11,415,680	$14,739,580
Fixed-rate callable bonds	14,363,800	15,509,800
Total qualifying fair value hedges	$25,779,480	$30,249,380
The following table provides information on CO bonds elected under the fair value option (in thousands):
Table 5.3        CO Bonds Elected under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	June 30, 2026	December 31, 2025
Bonds designated under FVO	$224,565	$564,405

The following table provides information on CO bonds in an economic hedge relationship (in thousands):
Table 5.4        Economic Hedges of CO Bonds (data in table excludes CO bonds elected under the FVO)

	Consolidated Obligation Bonds
Par Amount	June 30, 2026	December 31, 2025
Bonds designated as economically hedged
Floating-rate bonds	$20,000	$—
Fixed-rate bonds	$285,000	$200,000
CO Bonds — Maturity or Next Call Date
Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):
Table 5.5        CO Bonds — Maturity or Next Call Date

	June 30, 2026		December 31, 2025
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date (a)
Due or callable in one year or less	$60,337,465	68.80%	$49,083,920	71.75%
Due or callable after one year through two years	21,568,840	24.59	12,350,470	18.05
Due or callable after two years through three years	2,587,450	2.95	3,870,565	5.66
Due or callable after three years through four years	977,510	1.11	1,115,850	1.63
Due or callable after four years through five years	454,000	0.52	292,450	0.43
Thereafter	1,778,000	2.03	1,695,400	2.48
Total par value	$87,703,265	100.00%	$68,408,655	100.00%

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
shorter than the contractual maturity.
The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):
Table 5.6        Outstanding Callable CO Bonds versus Non-callable CO bonds

	June 30, 2026	December 31, 2025
Callable	$16,527,300	$17,136,800
Non-Callable	$71,175,965	$51,271,855
CO Discount Notes

The following table summarizes CO discount notes issued and outstanding (dollars in thousands):
Table 5.7        Discount Notes Outstanding

	June 30, 2026	December 31, 2025
Par value	$97,443,941	$76,476,004
Amortized cost	$96,764,030	$76,011,550
Hedge value basis adjustments (a)	(37,079)	(7,377)
Hedge basis adjustments on de-designated hedges	(100)	(107)
FVO - valuation adjustments and remaining accretion	63,250	15,451
Total Consolidated obligation discount notes	$96,790,101	$76,019,517
Weighted average interest rate	3.58%	3.76%

(a)Notional amounts of $56.4 billion and $69.8 billion were hedged under ASC 815 qualifying fair value hedges at June 30, 2026 and December 31, 2025, respectively.
The following table summarizes fair value hedges of discount notes (in thousands):
Table 5.8        Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	June 30, 2026	December 31, 2025
Discount notes hedged under qualifying hedge	$56,358,501	$69,840,769
The following table summarizes economic hedges of discount notes (in thousands):
Table 5.9        Economic Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Par Amount	June 30, 2026	December 31, 2025
Discount notes designated as economic hedges	$1,536,270	$1,581,960
The following table summarizes discount notes elected and outstanding under the FVO (in thousands):
Table 5.10        Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	June 30, 2026	December 31, 2025
Discount notes designated under FVO	$5,295,389	$562,507
The following table summarizes cash flow hedges of discount notes (in thousands):
Table 5.11        Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	June 30, 2026	December 31, 2025
Discount notes hedged under qualifying hedge (a)	$1,367,000	$1,367,000

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
Derivatives and Hedging Activities.

Stockholders’ Capital
The following table summarizes the components of Stockholders’ capital (in thousands):
Table 6.1        Stockholders’ Capital

	June 30, 2026	December 31, 2025
Capital Stock (a)	$7,043,542	$5,411,075
Unrestricted retained earnings (b)	1,320,418	1,286,417
Restricted retained earnings (c)	1,390,169	1,328,728
Accumulated other comprehensive income (loss)	(20,283)	(11,117)
Total Capital	$9,733,846	$8,015,103

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
(c)Restricted retained earnings — Restricted retained earnings balance at June 30, 2026 has grown to $1.4 billion from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated obligations for the current calendar quarter. By way of reference, the Restricted retained earnings target calculated at June 30, 2026 was $1.7 billion based on the FHLBNY’s average consolidated obligations outstanding during the current calendar quarter, as compared to actual
Restricted retained earnings of $1.4 billion at June 30, 2026. Also see Note 14. Capital Stock and Mandatorily Redeemable
Capital Stock.
The following table summarizes the components of AOCI (in thousands):
Table 6.2        Accumulated Other Comprehensive Income (Loss) (AOCI)

	June 30, 2026	December 31, 2025
Accumulated other comprehensive income (loss)
Net market value unrealized gains (losses) on available-for-sale securities	$(500,954)	$(395,395)
Net Fair value hedging gains (losses) on available-for-sale securities	457,461	363,915
Net Cash flow hedging gains (losses)	32,338	29,734
Employee supplemental retirement plans	(9,128)	(9,371)
Total Accumulated other comprehensive income (loss)	$(20,283)	$(11,117)
The following table summarizes dividends paid and payout ratios:
Table 6.3        Dividends Paid and Payout Ratios

	Six months ended
	June 30, 2026	June 30, 2025
Cash dividends paid per share	$3.76	$4.17
Dividends paid (a)(c)	$211,761	$253,745
Pay-out ratio (b)	68.93%	82.19%

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
Table 7.1        Derivatives Counterparty Credit Ratings

	June 30, 2026
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non- Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Double A asset (c)	$135,000	$991	$(950)	$41	$—	$41
Single A asset (c)	4,116,500	66,528	(8,230)	58,298	(48,703)	9,595
Cleared derivatives assets (d)	147,165,463	33,443	—	33,443	813,085	846,528
	151,416,963	100,962	(9,180)	91,782	764,382	856,164
Liability positions with credit exposure
Uncleared derivatives
Cleared derivatives liability (d)	644,657	—	—	—	30,876	30,876
	644,657	—	—	—	30,876	30,876
Total derivative positions with non-member counterparties to which the Bank had credit exposure	152,061,620	100,962	(9,180)	91,782	795,258	887,040
Delivery commitments
Derivative position with delivery commitments	80,373	90	—	90	(90)	—
Total derivative position with members	80,373	90	—	90	(90)	—
Total	$152,141,993	$101,052	$(9,180)	$91,872	$795,168	$887,040
Derivative positions without credit exposure	$26,383,173
Total notional amount	$178,444,793

	December 31, 2025
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non- Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$9,437,250	$53,873	$12,620	$66,493	$(55,758)	$10,735
Cleared derivatives assets (d)	159,123,222	31,982	—	31,982	813,135	845,117
	168,560,472	85,855	12,620	98,475	757,377	855,852
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	4,530,550	(24,300)	25,300	1,000	—	1,000
Cleared derivatives liability (d)	414,657	—	—	—	32,443	32,443
	4,945,207	(24,300)	25,300	1,000	32,443	33,443
Total derivative positions with non-member counterparties to which the Bank had credit exposure	173,505,679	61,555	37,920	99,475	789,820	889,295
Delivery commitments
Derivative position with delivery commitments	36,458	73	—	73	(73)	—
Total derivative position with members	36,458	73	—	73	(73)	—
Total	$173,542,137	$61,628	$37,920	$99,548	$789,747	$889,295
Derivative positions without credit exposure	$25,349,958
Total notional amount	$198,855,637

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
(c)NRSRO Ratings.
(d)On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations
(DCOs) in cash or securities. We had pledged $844.0 million and $845.6 million in marketable securities as collateral at June 30,
2026 and December 31, 2025, respectively. At June 30, 2026 and December 31, 2025, we did not pledge cash as collateral.
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
Table 8.1        Deposit Liquidity

For the Quarters Ended	Average Deposit Reserve Required	Average Actual Deposit Liquidity	Excess
June 30, 2026	$2,332	$116,285	$113,953
March 31, 2026	$2,485	$100,936	$98,451
December 31, 2025	$2,886	$89,905	$87,019
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
We met these requirements at all times.
The following table summarizes excess operational liquidity (in millions):
Table 8.2        Operational Liquidity

For the Quarters Ended	Average Balance Sheet Liquidity Requirement	Average Actual Operational Liquidity	Excess
June 30, 2026	$30,260	$53,517	$23,257
March 31, 2026	$24,495	$50,476	$25,981
December 31, 2025	$24,437	$48,370	$23,933
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
Contingency liquidity is measured daily. We met these requirements at all times.

The following table summarizes excess contingency liquidity (in millions):
Table 8.3        Contingency Liquidity

For the Quarters Ended	Average Five Day Requirement	Average Actual Contingency Liquidity	Excess
June 30, 2026	$3,295	$51,522	$48,227
March 31, 2026	$4,293	$48,491	$44,198
December 31, 2025	$3,279	$44,267	$40,988
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
Results of Operations
The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and six months ended
June 30, 2026 and 2025. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Summary of Significant Accounting Policies in the Bank's most recent 2025 Form 10-K filed on March 20, 2026.
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
hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of net income (in thousands):
Table 9.1        Principal Components of Net Income

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Total interest income	$1,808,796	$1,895,820	$3,433,767	$3,717,320
Total interest expense	1,595,687	1,681,297	3,003,196	3,287,790
Net interest income before provision for credit losses	213,109	214,523	430,571	429,530
Provision (Reversal) for credit losses	415	(27)	592	140
Net interest income after provision for credit losses	212,694	214,550	429,979	429,390
Total other income (loss)	28,781	19,387	47,090	40,082
Total other expenses	71,076	63,853	135,702	126,422
Income before assessments	170,399	170,084	341,367	343,050
Affordable Housing Program Assessments	17,053	17,023	34,164	34,330
Net income	$153,346	$153,061	$307,203	$308,720
Net Income — 2026 Second Quarter Compared to 2025 Second Quarter
Net income — For the FHLBNY, net income consists of net interest income, less the provision (or reversal) for credit losses, plus other income (loss), less other expenses and assessments set aside for the FHLBNY’s Affordable Housing Program. Net income for the second quarter of 2026 was $153.3 million, an increase of $0.2 million, or 0.1%, compared to the second quarter of 2025. The increase in net income was driven by changes in the components discussed below. The primary drivers of net income for the period were:
Net interest income — Net interest income before the provision for credit losses was $213.1 million, a decrease of $1.4 million, or
0.7%, compared to the same period in 2025. Net interest spread was 28 basis points for the second quarter of 2026, unchanged from 28 basis points in the prior-year period. For additional information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.
Other income (loss) — Other income (loss) was a gain of $28.8 million in the second quarter of 2026, compared to a gain of $19.4 million in the same period in 2025.
•Service fees and other totaled $6.5 million in the second quarter of 2026, compared to $5.4 million in the prior-year period.
Service fees and other primarily consist of fees earned from financial letters of credit.
•Financial instruments carried at fair values resulted in net valuation losses of $3.8 million in the second quarter of 2026, compared to net valuation losses of $12.2 million in the same period in 2025. For additional information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 9.9 Other Income
(Loss) and accompanying discussions in this MD&A.
•Derivative activities generated net gains of $42.5 million in the second quarter of 2026, compared to net losses of $8.3 million in the same period in 2025. For more information, see Table 9.11 Other Income (Loss) — Impact of Derivative Gains
and Losses and accompanying discussions in this MD&A.
•Securities gains (losses) reflected net fair value losses of $24.8 million in the second quarter of 2026, compared to net fair value gains of $29.1 million in the prior-year period.
•Equity Investments held to fund obligations under a nonqualified pension plan generated net fair value gains of $8.4 million in the second quarter of 2026 compared to net gains of $5.4 million in the same period in 2025.

Other expenses were $71.1 million in the second quarter of 2026, compared to $63.9 million in the same period in 2025. Other expenses primarily consist of operating expenses, compensation and benefits, our share of expenses of the Office of Finance and the
Federal Housing Finance Agency, and voluntary contributions.
•Operating expenses were $24.0 million in the second quarter of 2026, up from $21.5 million in the prior-year period. The increase in operating expenses were related to technology related investments.
•Compensation and benefits expense was $31.5 million in the second quarter of 2026, compared to $30.5 million in the same period in 2025.
•Voluntary contributions were $8.0 million in the second quarter of 2026, compared to $4.2 million in the prior-year period.
These contributions supported various housing program initiatives, grants and charitable contributions. These voluntary contributions are in excess of the Bank’s AHP statutory requirement.
•Finance Agency and Office of Finance expenses allocated for our share of the costs to operate the Office of Finance and the
Federal Housing Finance Agency were $5.5 million in the second quarter of 2026, unchanged from $5.5 million in the second quarter of 2025.
•Other expenses were $2.1 million in the second quarter of 2026, unchanged from $2.1 million in the same period in 2025.
Net Income — Year-to-Date Period Ended June 30, 2026, Compared to Year-to-Date Period Ended June 30, 2025
Net income — Net income for the current year was $307.2 million, a decrease of $1.5 million, or 0.5% compared to the same period in 2025.
Net interest income — Net interest income before the provision for credit losses was $430.6 million, an increase of $1.1 million, or
0.3%, compared to the same period in 2025. Net interest spread increased to 31 basis points for the current year-to-date period from 29 basis points in the prior-year period. For additional information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.
Other income (loss) — Other income (loss) in the year-to-date period was a gain of $47.1 million compared to a gain of $40.1 million in the same period in the prior year.
•Service fees and other totaled $12.8 million in the current year, compared to $11.0 million in the prior-year period.
•Financial instruments carried at fair values resulted in net valuation losses of $2.7 million in the current year, compared to net valuation losses of $28.2 million in the same period in 2025. For additional information, see financial statements, Fair
Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 9.9 Other Income (Loss) and
accompanying discussions in this MD&A.
•Derivative activities generated net gains of $89.2 million in the current year, compared to net losses of $38.0 million in the same period in 2025. For more information, see Table 9.11 Other Income (Loss) — Impact of Derivative Gains and Losses
and accompanying discussions in this MD&A.
•Securities gains (losses) reflected net fair value losses of $59.7 million in the current year, compared to net fair value gains of $89.7 million in the prior-year period.
•Equity Investments held to fund obligations under a nonqualified pension plan generated net fair value gains of $6.8 million in the current year compared to net gains of $5.5 million in the same period in 2025.
•Litigation settlement reported gains of $0.8 million from LIBOR-based financial instrument antitrust litigation.
Other expenses were $135.7 million in the year-to-date period, compared to $126.4 million in the same period in the prior year.
•Operating expenses were $47.7 million in the year-to-date period, up from $43.1 million in the prior year period primarily due to technology related investments.

•Compensation and benefits were $62.7 million in the year-to-date period, up from $60.5 million in the prior year period.
•Voluntary contributions were $10.7 million in the year-to-date period, up from $7.3 million in the prior year period.
•Finance Agency and Office of Finance expense allocated for our share of the costs to operate the Office of Finance and the
Federal Housing Finance Agency were $10.2 million in the year-to-date period, compared to $11.4 million in the prior year period.
•Other expenses were $4.3 million in the year-to-date period and $4.1 million in the prior year period. Other expenses included non-service elements of Net periodic pension benefit costs, and derivative clearing fees.
Net Interest Income, Interest Rate Margin and Interest Rate Spread
Net interest income is our principal source of net income. It represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.
The following table summarizes net interest income (dollars in thousands):
Table 9.2        Net Interest Income

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
Total interest income (a)	$1,808,796	$1,895,820	(4.59)%	$3,433,767	$3,717,320	(7.63)%
Total interest expense (a)	1,595,687	1,681,297	(5.09)	3,003,196	3,287,790	(8.66)
Net interest income before provision for credit losses	$213,109	$214,523	(0.66)%	$430,571	$429,530	0.24%

(a)Total Interest Income and Total Interest Expense — See Tables 9.6 and 9.8 and accompanying discussions
Net interest income before the provision for credit losses was $213.1 million for the second quarter of 2026, a decrease of $1.4 million, or 0.7%, compared to the second quarter of 2025. The slight decrease primarily reflected lower market interest rates, partially offset by higher average interest-earning asset balances. Average interest-earning assets increased to $185.1 billion in the second quarter of 2026 from $167.7 billion in the prior-year period. The average yield on earning assets declined by 61 basis points year over year. The decline in yields was driven primarily by advances, including overnight, short-term, and variable-rate advances that repriced to lower rates.
Net interest spread was 28 basis points in both the second quarter of 2026 and the second quarter of 2025. Net interest margin, which measures net interest income as a percentage of average interest-earning assets, was 46 basis points in the second quarter of 2026, compared to 51 basis points in the prior-year period.
Average stockholders' capital, which generally provides a source of interest-free funding and is typically invested in short-term interest-earning assets, was $9.3 billion in the second quarter of 2026, compared to $8.6 billion in the second quarter of 2025.
Stockholders' capital, including capital stock and retained earnings, contributed to net interest income by providing funding that does not incur interest expense.
In the 2026 year-to-date period, Net interest spread was 31 basis points compared to 29 basis points in the same period in 2025. Net interest margin in the 2026 year-to-date period was 50 basis points compared to 53 basis points in the same period in 2025.
Net interest settlements on derivatives designated as hedges of assets and liabilities under ASC 815 resulted in income of $35.7 million in the second quarter of 2026, compared to income of $6.1 million in the second quarter of 2025. In the current year-to-date period, we recorded income of $62.2 million, compared to income of $35.2 million in the prior-year period. Interest settlement income is driven by the differential between the fixed rates on hedging swaps and the benchmark variable rates associated with the swaps'
floating legs. Changes in net interest settlement income during the period were consistent with movements in benchmark interest rates, and the related hedging transactions continued to achieve their intended interest rate risk management objectives.

Impact of Qualifying Hedges on Net Interest Income
The following table summarizes the impact of net interest adjustments from qualifying hedge interest rate swaps (in thousands):
Table 9.3        Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Interest income	$1,755,960	$1,772,186	$3,321,948	$3,466,697
Fair value hedging effects	395	(722)	556	(2,641)
Amortization of basis adjustment	33	25	69	42
Interest rate swap accruals	59,681	133,826	123,728	276,469
Price alignment amount (a)	(7,273)	(9,495)	(12,534)	(23,247)
Reported interest income	1,808,796	1,895,820	3,433,767	3,717,320

Interest expense	1,574,243	1,566,135	2,956,155	3,070,092
Fair value hedging effects	5,887	(3,265)	518	610
Amortization of basis adjustment	(1,165)	240	(2,515)	(963)
Interest rate swap accruals	16,329	117,552	47,902	217,123
Price alignment amount (b)	393	635	1,136	928
Reported interest expense	1,595,687	1,681,297	3,003,196	3,287,790
Net interest income	$213,109	$214,523	$430,571	$429,530
Net interest adjustment - interest rate swaps	$31,392	$8,472	$64,778	$32,925

(a)Relates to derivatives for which variation margin payments are characterized as daily settled contracts. Price alignment amount in Interest income for advances hedged were $3.2 million expense in the second quarter of 2026 and $4.4 million expense in the same period in 2025. In the year-to-date period ended June 30, 2026 and 2025, Interest income for advances hedged were $5.2 million expense and $11.7 million expense. Price alignment amount in Interest income for AFS debt securities hedged were $4.1 million expense in the second quarter of 2026 and $5.1 million expense in the same period in 2025. In the year-to-date period ended June 30, 2026 and 2025, Interest income for AFS debt securities hedged were $7.3 million expense and $11.6 million expense.
(b)Relates to derivatives for which variation margin payments are characterized as daily settled contracts. Price alignment amount in Interest expense for consolidated obligation bonds hedged were $0.5 million expense in the second quarter of 2026 and $0.8 million expense in the same period in 2025. In the year-to-date period ended June 30, 2026 and 2025, Interest expense for consolidated obligation bonds hedged were $1.3 million expense and $1.1 million expense. Price alignment amount in Interest expense for consolidated obligation discount notes hedged were $0.1 million income in the second quarter of 2026 and $0.1 million income in the same period in 2025. In the year-to-date period ended June 30, 2026 and 2025, Interest expense for consolidated obligation discount notes hedged were $0.2 million income and $0.1 million income.

Spread and Yield Analysis — 2026 period compared to 2025
Table 9.4        Spread and Yield Analysis

	Three months ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/Rate (a)	Average Balance	Interest Income/ Expense	Yield/Rate (a)
Earning Assets:
Advances	$117,914,541	$1,175,843	4.00%	$107,409,363	$1,260,147	4.71%
Interest bearing deposits and others	3,691,563	34,281	3.72	3,333,614	36,819	4.43
Securities purchased under agreements to resell	9,005,517	82,792	3.69	4,937,857	53,822	4.37
Federal funds sold	16,863,714	154,909	3.68	19,998,582	219,048	4.39
Investments
Trading securities	10,487,844	84,606	3.24	8,259,677	66,647	3.24
Mortgage-backed securities
Fixed	15,275,465	147,652	3.88	15,175,461	157,017	4.15
Floating	6,758,092	75,124	4.46	4,650,455	59,323	5.12
Available-for-sale Treasuries	556,650	5,319	3.83	—	—	NM
State and local housing finance agency obligations	1,817,412	19,984	4.41	1,473,914	18,904	5.14
Mortgage loans held-for-portfolio	2,718,441	28,019	4.13	2,420,259	23,876	3.96
Loans to other FHLBanks	29,121	267	3.68	19,780	217	4.39

Total interest-earning assets	$185,118,360	$1,808,796	3.92%	$167,678,962	$1,895,820	4.53%

Funded By:
Consolidated obligation bonds
Fixed	$34,680,186	$303,152	3.51%	$59,773,440	$611,786	4.11%
Floating	35,655,668	331,230	3.73	37,139,119	412,653	4.46
Consolidated obligation discount notes	103,079,102	940,634	3.66	58,979,825	628,611	4.27
Interest-bearing deposits and other borrowings	2,327,020	20,537	3.54	2,681,102	28,102	4.20
Mandatorily redeemable capital stock	7,252	134	7.40	7,950	145	7.31

Total interest-bearing liabilities	175,749,228	1,595,687	3.64%	158,581,436	1,681,297	4.25%

Other non-interest-bearing funds	50,618	—		476,204	—
Capital	9,318,514	—		8,621,322	—

Total Funding	$185,118,360	$1,595,687		$167,678,962	$1,681,297

Net Interest Income/Spread		$213,109	0.28%		$214,523	0.28%

Net Interest Margin
(Net interest income/Earning Assets)			0.46%			0.51%

	Six months ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/Rate (a)	Average Balance	Interest Income/ Expense	Yield/Rate (a)
Earning Assets:
Advances	$110,339,275	$2,211,671	4.04%	$104,858,096	$2,467,151	4.74%
Interest bearing deposits and others	3,472,676	64,245	3.73	3,270,117	71,877	4.43
Securities purchased under agreements to resell	10,675,321	195,808	3.7	4,849,994	105,099	4.37
Federal funds sold	14,915,182	272,783	3.69	20,103,298	437,963	4.39
Investments
Trading securities	9,540,798	151,110	3.19	7,812,323	124,966	3.23
Mortgage-backed securities
Fixed	15,310,420	295,506	3.89	14,997,954	307,752	4.14
Floating	6,062,092	136,332	4.54	4,635,515	118,295	5.15
Available-for-sale Treasuries	556,990	10,618	3.84	—	—	NM
State and local housing finance agency obligations	1,817,219	39,946	4.43	1,465,377	37,398	5.15
Mortgage loans held-for-portfolio	2,694,259	55,476	4.15	2,390,530	46,542	3.93
Loans to other FHLBanks	14,917	272	3.68	12,707	277	4.39

Total interest-earning assets	$175,399,149	$3,433,767	3.95%	$164,395,911	$3,717,320	4.56%

Funded By:
Consolidated obligation bonds
Fixed	$35,943,121	$628,695	3.53%	$55,744,223	$1,131,317	4.09
Floating	31,902,671	592,847	3.75	35,355,410	782,288	4.46
Consolidated obligation discount notes	96,130,677	1,739,297	3.65	61,633,101	1,318,467	4.31
Interest-bearing deposits and other borrowings	2,402,794	42,084	3.53	2,661,103	55,472	4.20
Mandatorily redeemable capital stock	7,332	273	7.50	6,202	246	8.00

Total interest-bearing liabilities	166,386,595	3,003,196	3.64%	155,400,039	$3,287,790	4.27%

Other non-interest-bearing funds	86,119	—		491,154	—
Capital	8,926,435	—		8,504,718	—

Total Funding	$175,399,149	$3,003,196		$164,395,911	$3,287,790

Net Interest Income/Spread		$430,571	0.31%		$429,530	0.29%

Net Interest Margin
(Net interest income/Earning Assets)			0.50%			0.53%

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
Table 9.5        Rate and Volume Analysis

	For the three months ended
	June 30, 2026 vs. June 30, 2025
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$115,952	$(200,256)	$(84,304)
Interest bearing deposits and others	3,700	(6,238)	(2,538)
Securities purchased under agreements to resell	38,504	(9,534)	28,970
Federal funds sold	(31,607)	(32,532)	(64,139)
Investments
Trading securities	17,975	(16)	17,959
Mortgage-backed securities
Fixed	1,029	(10,394)	(9,365)
Floating	24,192	(8,391)	15,801
Available-for-sale Treasuries	5,319	—	5,319
State and local housing finance agency obligations	4,016	(2,936)	1,080
Mortgage loans held-for-portfolio	3,039	1,104	4,143
Loans to other FHLBanks	90	(40)	50

Total interest income	182,209	(269,233)	(87,024)

Interest Expense
Consolidated obligation bonds
Fixed	(229,018)	(79,616)	(308,634)
Floating	(15,953)	(65,470)	(81,423)
Consolidated obligation discount notes	413,325	(101,302)	312,023
Deposits and borrowings	(3,455)	(4,110)	(7,565)
Mandatorily redeemable capital stock	(13)	2	(11)

Total interest expense	164,886	(250,496)	(85,610)

Changes in Net Interest Income	$17,323	$(18,737)	$(1,414)

	For the six months ended
	June 30,2026 vs. June 30,2025
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$123,982	$(379,462)	$(255,480)
Interest bearing deposits and others	4,254	(11,886)	(7,632)
Securities purchased under agreements to resell	109,046	(18,337)	90,709
Federal funds sold	(101,841)	(63,339)	(165,180)
Investments
Trading securities	27,387	(1,243)	26,144
Mortgage-backed securities
Fixed	6,313	(18,559)	(12,246)
Floating	33,286	(15,249)	18,037
Available-for-sale Treasuries	10,618	—	10,618
State and local housing finance agency obligations	8,190	(5,642)	2,548
Mortgage loans held-for-portfolio	6,148	2,786	8,934
Loans to other FHLBanks	44	(49)	(5)

Total interest income	227,427	(510,980)	(283,553)

Interest Expense
Consolidated obligation bonds
Fixed	(361,891)	(140,731)	(502,622)
Floating	(71,762)	(117,679)	(189,441)
Consolidated obligation discount notes	648,751	(227,921)	420,830
Deposits and borrowings	(5,070)	(8,318)	(13,388)
Mandatorily redeemable capital stock	43	(16)	27

Total interest expense	210,071	(494,665)	(284,594)

Changes in Net Interest Income	$17,356	$(16,315)	$1,041

The principal categories of Interest Income are summarized below (dollars in thousands):
Table 9.6        Interest Income — Principal Sources

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
Interest Income
Advances	$1,175,843	$1,260,147	(6.69)%	$2,211,671	$2,467,151	(10.36)%
Interest-bearing deposits	34,281	36,819	(6.89)	64,245	71,877	(10.62)
Securities purchased under agreements to resell	82,792	53,822	53.83	195,808	105,099	86.31
Federal funds sold	154,909	219,048	(29.28)	272,783	437,963	(37.72)
Trading securities	84,606	66,647	26.95	151,110	124,966	20.92
Mortgage-backed securities
Fixed	147,652	157,017	(5.96)	295,506	307,752	(3.98)
Floating	75,124	59,323	26.64	136,332	118,295	15.25
Available-for-sale Treasuries	5,319	—	NM	10,618	—	NM
State and local housing finance agency obligations	19,984	18,904	5.71	39,946	37,398	6.81
Mortgage loans held-for-portfolio	28,019	23,876	17.35	55,476	46,542	19.20
Loans to other FHLBanks	267	217	23.04	272	277	(1.81)
Total interest income	$1,808,796	$1,895,820	(4.59)%	$3,433,767	$3,717,320	(7.63)%

NM — Not meaningful.
Interest Income
Interest income for the second quarter of 2026 was $1.8 billion, a decrease of $87.0 million, or 4.6%, from the same period in 2025.
For context, interest expense decreased by 5.1% over the same period.
The decrease in interest income was primarily attributable to lower interest rates, which reduced income by $269.2 million, partially offset by a $182.2 million increase resulting from higher average earning asset balances.
Aggregate yield on earning assets was 3.92% in the second quarter of 2026, compared to 4.53% in the second quarter of 2025. See
Table 9.4, Spread and Yield Analysis, and Table 9.5, Rate and Volume Analysis, for additional information regarding the effects of changes in interest rates and business volume.
Interest income in the 2026 year-to-date period was $3.4 billion, a decrease of $0.3 billion, or 7.6% compared to the same period in the prior year. For context, interest expense decreased by 8.7% compared to the year-to-date period in the prior year. The decrease in interest income was primarily attributable to lower interest rates, which reduced income by $0.5 billion, partially offset by a $0.2 billion increase resulting from higher average earning asset balances. Aggregate yield earned on earning assets in 2026 year-to-date period was 395 basis points, compared to 456 basis points in the same period in the prior year.
Advances — Interest income from advances decreased by $84.3 million or 6.7% in the 2026 second quarter, compared to the same period in the prior year. Average advances balances increased to $117.9 billion from $107.4 billion in the prior-year period. The decrease in interest income from advances was driven by lower market interest rates, which reduced income by $200.3 million, partially offset by a $116.0 million increase attributable to higher average advances balances. Lower market rates principally reduced yields on overnight, short-term, and variable-rate advances as those instruments repriced to lower rates. As a result, the yield on advances declined to 400 basis points in the second quarter of 2026 from 471 basis points in the second quarter of 2025.
On a year-to-date basis, interest income from advances decreased by $0.3 billion or 10.4%. Average advance balances increased to
$110.3 billion from $104.9 billion; however, the aggregate yield on advances declined to 404 basis points from 474 basis points, more than offsetting the benefit of higher volumes.

Table 9.7        Advance Prepayment Fees (in thousands)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Gross amount of prepayment fees received from advance borrowers	$570	$688	$1,930	$851
Gross amount of prepayment credits paid to advance borrowers	—	(186)	—	(186)
Hedging fair value adjustments	(67)	310	(533)	310
Other (a)	54	(449)	4,770	4,194
Total advance prepayment fees, net	$557	$363	$6,167	$5,169

(a)  Recognition of deferred prepayment fees.
The principal categories of Interest expense are summarized below (dollars in thousands):
Table 9.8        Interest Expense — Principal Categories

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
Interest Expense
Consolidated obligations bonds
Fixed	$303,152	$611,786	(50.45)%	$628,695	$1,131,317	(44.43)%
Floating	331,230	412,653	(19.73)	592,847	782,288	(24.22)
Consolidated obligations discount notes	940,634	628,611	49.64	1,739,297	1,318,467	31.92
Deposits	20,343	27,652	(26.43)	41,657	54,816	(24.01)
Mandatorily redeemable capital stock	134	145	(7.59)	273	246	10.98
Cash collateral held and other borrowings	194	438	(55.71)	427	644	(33.70)
Securities sold under agreement to repurchase	—	12	NM	—	12	NM
Total interest expense	$1,595,687	$1,681,297	(5.09)%	$3,003,196	$3,287,790	(8.66)%

NM — Not meaningful.
Interest Expense
Interest expense for the second quarter of 2026 was $1.6 billion, a decrease of 5.1% from the same period in 2025. The decrease was primarily driven by lower market interest rates, partially offset by higher average balances in short-term Consolidated obligations outstanding. For context, interest income decreased 4.6% over the same period in 2025.
Lower interest rates reduced funding costs by $250.5 million, while higher funding volumes increased funding costs by $164.9 million compared to the second quarter of 2025. The aggregate cost of funds declined to 364 basis points in the second quarter of 2026 from
425 basis points in the prior-year period.
Our funding mix changed during the second quarter of 2026 compared to the same period in 2025, reflecting increased reliance on
Consolidated Obligation (CO) discount notes and a reduced proportion of fixed-rate CO bonds. CO discount notes funded 55.7% of average earning assets in the second quarter of 2026, compared to 35.2% in the second quarter of 2025.
Fixed-rate CO bonds funded 18.7% of average earning assets in the second quarter of 2026, down from 35.6% in the prior-year period, while floating-rate CO bonds funded 19.3% of average earning assets, compared to 22.1% in the second quarter of 2025.
Interest expense was $3.0 billion for the 2026 current year, a decrease of $0.3 billion, or 8.7%, compared to the same period in 2025.
The decline in interest expense reflected lower funding costs and changes in the Bank's funding mix. For context, interest income decreased by $0.3 billion, or 7.6%, during the same period, as lower market interest rates reduced asset yields.
Fixed-rate Consolidated Obligation (CO) bonds funded 20.5% of average earning assets in the 2026 current year, compared to 33.9%
in the prior-year period. Floating-rate CO bonds funded 18.2% of average earning assets, compared to 21.5% during the same period in 2025. The reduction in the proportion of earning assets funded through CO bonds reflects changes in the Bank's funding composition during the period.
Analysis of Non-Interest Income (Loss) —  2026 Second quarter Compared to 2025 Second quarter
The principal components of Non-interest income (loss) are summarized below (in thousands):
Table 9.9        Other Income (Loss)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Other income (loss)
Service fees and other (a)	$6,454	$5,394	$12,758	$11,020
Instruments held under the fair value option gains (losses)	(3,799)	(12,180)	(2,665)	(28,161)
Derivative gains (losses)	42,525	(8,317)	89,164	(37,985)
Securities gains (losses)	(24,832)	29,138	(59,701)	89,691
Equity investments gains (losses)	8,434	5,352	6,784	5,517
Litigation settlement	—	—	751	—
Gains (losses) from extinguishment of debt	(1)	—	(1)	—
Total other income (loss)	$28,781	$19,387	$47,090	$40,082

(a)Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Letters of credit are generally issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. Fee income earned on financial letters of credit were $5.7 million in the second quarter of the current year, compared to $4.6 million in the same period in the prior year. On a year-to-date basis through June 30, 2026, Service fees earned on financial letters of credit were $11.2 million in the current year, compared to $9.3 million in the same period in the prior year. Immaterial amounts of fees paid, and other expenses were included in reported revenues.
The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):
Table 9.10        Net Gains (Losses) on Trading Securities Recorded in the Statements of Income

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net unrealized gains (losses) on trading securities held at period-end	$(25,007)	$31,832	$(59,211)	$92,498
Net gains (losses) on trading securities sold/matured during the period	175	(2,694)	(490)	(2,807)
Net gains (losses) on trading securities	$(24,832)	$29,138	$(59,701)	$89,691
We have invested in short- and medium-term fixed-rate U.S. Treasury securities. FHFA regulations prohibit trading in or the speculative use of financial instruments. The securities are held to satisfy liquidity requirements. Fluctuations in valuations are a factor of market demand and market yields of fixed-rate U.S. Treasury securities. Securities classified as trading are carried at fair values.
Changes in unrealized fair values and realized gains (losses) are recorded in the Statements of Income as Other income. Par amounts of securities outstanding was $10.6 billion at June 30, 2026 and $7.6 billion at December 31, 2025.
Other income (loss) — Derivatives and Hedging Activities — 2026 Second quarter Compared to 2025 Second quarter
For derivatives that are not designated in qualifying hedge relationship (i.e., in an economic hedge), the derivatives are considered as a
“standalone” instrument and fair value changes are recorded in Other income (loss), without the offset of valuation of a hedged item.
Gains and losses recorded in Other income (loss) on standalone derivatives include net interest accruals.

The following table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss):
Table 9.11        Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Derivatives not designated as hedging instruments
Interest rate swaps (a)	$25,778	$(37,131)	$57,079	$(95,216)
Caps or floors	(617)	(39)	539	(134)
Mortgage delivery commitments	(51)	78	(177)	296
Swaps economically hedging instruments designated under FVO (b)	3,637	12,983	4,138	28,489
Accrued interest on derivatives in economic hedging relationships (c)	15,043	16,709	29,969	30,603
Net gains (losses) related to derivatives not designated as hedging	43,790	(7,400)	91,548	(35,962)
Price alignment amount (d)	(1,265)	(917)	(2,384)	(2,023)
Net gains (losses) on derivatives and hedging activities	$42,525	$(8,317)	$89,164	$(37,985)

(a)Represents fair value changes recorded in Other income, primarily interest rate swaps in economic hedges of U.S. Treasury fixed-
rate securities recorded fair value gains of $26.3 million in the second quarter of 2026, compared to fair value losses of $37.0 million in the second quarter of 2025. In the year-to-date period in the current year, fair value gains of $59.2 million were recorded compared to fair value losses of $95.3 million in the prior year period. The swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes.
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
Derivative gains and losses in the table above include both realized and unrealized fair value net gains and losses. It also includes swap interest settlements on derivatives designated as standalone hedging instruments.
Operating Expenses, Compensation and Benefits, and Other Expenses — 2026 Period Compared to 2025 Period
The following table sets forth the major categories of operating expenses (dollars in thousands):
Table 9.12        Operating Expenses, and Compensation and Benefits

	Three months ended June 30,
	2026	Percentage of Total	2025	Percentage of Total
Operating Expenses (a)
Compensation & Benefits	$31,459	44.26%	$30,466	47.71%
Occupancy	3,047	4.29	3,263	5.11
Depreciation	4,791	6.74	4,045	6.34
Contractual and Computer Service Agreements	12,742	17.93	11,187	17.52
Other Operating Expenses (b)	3,410	4.80	3,046	4.77
Total Operating Expenses	55,449	78.02	52,007	81.45
Voluntary Contributions	7,990	11.24	4,246	6.65
Finance Agency and Office of Finance (c)	5,488	7.72	5,528	8.66
Other Expenses (d)	2,149	3.02	2,072	3.24
Total Operating Expenses and Others	$71,076	100.00%	$63,853	100.00%

	Six months ended June 30,
	2026	Percentage of Total	2025	Percentage of Total
Operating Expenses (a)
Compensation & Benefits	$62,677	46.19%	$60,468	47.83%
Occupancy	6,265	4.62	6,235	4.93
Depreciation	9,555	7.04	8,073	6.39
Contractual and Computer Service Agreement	25,758	18.98	23,103	18.27
Other Operating Expenses (b)	6,151	4.53	5,723	4.53
Total Operating Expenses	110,406	81.36	103,602	81.95
Voluntary Contributions	10,742	7.92	7,318	5.79
Finance Agency and Office of Finance (c)	10,241	7.54	11,432	9.04
Other Expenses (d)	4,313	3.18	4,070	3.22
Total Operating Expenses and Others	$135,702	100.00%	$126,422	100.00%

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
Legislative and Regulatory Developments
Certain significant regulatory actions and developments not previously reported are summarized below. (See Management’s
Discussion and Analysis of Financial Condition and Results of Operations - Legislative and Regulatory Developments in the Bank's
Form 10-K for the year ended December 31, 2025 ("2025 Form 10-K") and in the Bank’s quarterly report on Form 10-Q for the period ended March 31, 2026 for a description of certain legislative and regulatory developments that occurred prior to the publication of those reports that have affected or may affect certain aspects of the Bank's business operations, and could affect the financial condition, results of operations, and reputation of the Bank.)
The Bank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of the Bank’s business operations, and could affect the financial condition, results of operations, and reputation of the Bank. For example, the FHFA rescinded guidance related to establishing the Bank’s target ratio of advances and mortgage assets compared to its consolidated obligations, providing the Bank more discretion for developing its strategic business plan with respect to core mission assets. Additionally, the FHFA proposed to repeal the new business activity rule, which currently requires the FHFA’s non-objection before the Bank undertakes certain new business activities.
Prudential Banking Regulators’ Proposed Capital Rules. On March 27, 2026, the Federal Deposit Insurance Corporation, the Office
of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System published two joint notices of proposed rulemakings, and the Board of Governors of the Federal Reserve System separately published a third proposed rulemaking applicable only to global systemically important banking organizations (“GSIBs”), that would revise the regulatory capital requirements for certain depository and banking institutions, generally consistent with the final global recommendations by the Basel Committee on
Banking Supervision adopted in December 2017, known as the “Basel III Endgame”. Among other changes, the proposed rules revise risk-based capital calculations, reducing capital requirements for certain mortgage assets (including relating to acquired member asset loans sold to the FHLBanks), and collateral eligible to be pledged as security for FHLBank advances. Conversely, the proposed rules would modify the standardized approach for risk-based capital treatment with respect to collateralized transactions by modifying the market price volatility haircuts assigned to collateral in such transactions, including by reducing haircuts to certain forms of collateral relative to GSE debt (including FHLBank debt securities), which may adversely affect market liquidity and demand for FHLBank debt securities and result in increased funding costs for the Bank. Finally, the proposed rules would revise the capital surcharge calculation for GSIBs and make material changes to the GSIB short-term wholesale funding reliance methodology, which may increase the capital surcharge attributable to a GSIB’s use of the Bank’s advances and may disincentivize GSIBs’ use of Bank advances. The Bank continues to evaluate the potential impact of these proposed rules on its financial condition and results of operation.
21st Century ROAD to Housing Act. On July 11, 2026, the 21st Century ROAD to Housing Act (the “Act”) became law. The Act contains a series of reforms designed to impact affordable housing which include a statutory prohibition barring large institutional investors from purchasing single-family homes, subject to certain specific exceptions, allowing community banks with under $10 billion in assets to exempt custodial deposits of up to 20 percent of total liabilities from brokered deposits regulations, and exempting a higher portion of reciprocal deposits of such community banks from the brokered deposit classification.  Further, the Act requires that
Government Accountability Office reports issued following a systemic risk determination address, among other matters, whether additional entities or activities—including Federal Reserve lending and Federal Home Loan Bank advances—may have contributed to the failure of an insured depository institution. The Bank is reviewing how the various reforms brought by the Act could impact collateral held by large institutional investors that is eligible to be pledged to the Bank, demand for and use of Bank advances due to more relaxed regulation around brokered deposits, and the Bank’s business, operations and financial condition overall.
Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on the housing market, the Bank and the FHLBank System. The Bank continues to monitor these actions as they evolve and to evaluate their potential impact on the Bank. For a discussion of related risks, please refer to Item 1A Risk
Factors in the Bank’s 2025 Form 10-K.
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

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
June 30, 2026	1.39	0.73	0.95	2.28
March 31, 2026	1.81	1.16	1.36	2.69
December 31, 2025	1.63	1.25	1.33	2.17
September 30, 2025	1.34	1.00	1.08	1.90
June 30, 2025	0.56	0.47	0.56	1.07
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
This quarterly observation of the one-year cumulative re-pricing gap is provided in the table below and all values are below 10 percent of assets, well within the limit:

One Year Re-pricing Gap
June 30, 2026	$9.278 Billion
March 31, 2026	$7.611 Billion
December 31, 2025	$6.740 Billion
September 30, 2025	$7.206 Billion
June 30, 2025	$8.685 Billion
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
-30 percent change under the -200bps shock compared to the rates in the forward rate scenario. Period over period changes in our Net
Income sensitivity under -100bps and -200bps shocks reflect an increased proportion of short-dated fixed rate liabilities on the balance sheet. Note that our MVE metrics do not exhibit a similar change in directionality, given the short-dated nature of these instruments.

	Sensitivity in the -200bps Shock	Sensitivity in the -100bps Shock	Sensitivity in the +200bps Shock
June 30, 2026	(3.52)%	(1.27)%	(0.47)%
March 31, 2026	5.57%	2.88%	(9.39)%
December 31, 2025	5.53%	2.82%	(7.82)%
September 30, 2025	5.15%	2.73%	(6.96)%
June 30, 2025	—%	(0.16)%	(0.57)%
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

	-200bps Change in MVE	-100bps Change in MVE	+200bps Change in MVE
June 30, 2026	2.01%	1.18%	(3.65)%
March 31, 2026	2.89%	1.62%	(4.43)%
December 31, 2025	2.79%	1.51%	(3.73)%
September 30, 2025	2.28%	1.24%	(3.10)%
June 30, 2025	1.11%	0.59%	(1.51)%
As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.
The following tables display the portfolio’s maturity/repricing gaps (in millions):

	June 30, 2026
	Six Months or Less	More Than Six Months to One Year	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years
Interest-earning assets:
Non-MBS investments	$33,627	$359	$1,298	$585	$1,886
Swaps hedging Non-MBS Investments	900	—	(900)	—	—
MBS investments	7,890	497	4,397	2,337	7,669
Swaps hedging MBS	8,549	—	(755)	(2,289)	(5,505)
Adjustable-rate loans and advances	67,965	8	—	—	—
Net investments, adjustable rate loans and advances	118,931	864	4,040	633	4,050

Liquidity trading portfolio	928	3,158	5,618	—	—
Swaps hedging investments	8,754	(3,150)	(5,604)	—	—
Net liquidity trading portfolio	9,682	8	14	—	—

Fixed-rate loans and advances	32,603	6,966	14,050	5,485	615
Swaps hedging fixed-rate advances	26,699	(6,605)	(13,997)	(5,472)	(625)
Net fixed-rate loans and advances	59,302	361	53	13	(10)
Total interest-earning assets	$187,915	$1,233	$4,107	$646	$4,040

Interest-bearing liabilities:
Deposits	$2,709	$—	$—	$—	$—
Discount notes	91,089	5,742	—	—	—
Swaps hedging discount notes	5,195	(5,983)	621	92	75
Net discount notes	96,284	(241)	621	92	75

Consolidated Obligation Bonds
FHLBank bonds	62,254	9,673	9,555	3,592	2,743
Swaps hedging bonds	18,279	(9,088)	(5,722)	(2,274)	(1,195)
Net FHLBank bonds	80,533	585	3,833	1,318	1,548
Total interest-bearing liabilities	$179,526	$344	$4,454	$1,410	$1,623
Post-hedge gaps (a):
Periodic gap	$8,389	$889	$(347)	$(764)	$2,417
Cumulative gap	$8,389	$9,278	$8,931	$8,167	$10,584

	December 31, 2025
	Six Months or Less	More Than Six Months to One Year	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years
Interest-earning assets:
Non-MBS investments	$32,418	$138	$1,550	$547	$1,746
Swaps hedging Non-MBS Investments	900	—	(900)	—	—
MBS investments	5,328	1,233	3,684	3,024	7,589
Swaps hedging MBS	7,945	—	(610)	(1,234)	(6,101)
Adjustable-rate loans and advances	32,701	1	—	—	—
Net investments, adjustable rate loans and advances	79,292	1,372	3,724	2,337	3,234

Liquidity trading portfolio	1,188	1,119	4,051	243	—
Swaps hedging investments	5,434	(1,130)	(4,054)	(250)	—
Net liquidity trading portfolio	6,622	(11)	(3)	(7)	—

Fixed-rate loans and advances	27,297	9,537	15,795	6,445	689
Swaps hedging fixed-rate advances	32,100	(9,563)	(15,467)	(6,383)	(687)
Net fixed-rate loans and advances	59,397	(26)	328	62	2
Total interest-earning assets	$145,311	$1,335	$4,049	$2,392	$3,236

Interest-bearing liabilities:
Deposits	$3,072	$—	$—	$—	$—
Discount notes	72,919	3,108	—	—	—
Swaps hedging discount notes	1,824	(2,792)	801	70	97
Net discount notes	74,743	316	801	70	97

Consolidated Obligation Bonds
FHLBank bonds	44,767	6,571	11,524	2,737	2,933
Swaps hedging bonds	15,920	(5,483)	(7,720)	(1,055)	(1,662)
Net FHLBank bonds	60,687	1,088	3,804	1,682	1,271
Total interest-bearing liabilities	$138,502	$1,404	$4,605	$1,752	$1,368
Post-hedge gaps (a):
Periodic gap	$6,809	$(69)	$(556)	$640	$1,868
Cumulative gap	$6,809	$6,740	$6,184	$6,824	$8,692

(a)Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities
Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s
President and Chief Executive Officer, Randolph C. Snook, and Senior Vice President and Chief Financial Officer, Brinda
Bhattacharjee, as of June 30, 2026. Based on this evaluation, they concluded that as of June 30, 2026, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management (including the
President and Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3.    Defaults Upon Senior Securities
None.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None.

Item 6.    Exhibits

No.	Exhibit Description	Filed with this Form 10-Q	Form*	Date Filed
3.01	Restated Organization Certificate of the Federal Home Loan Bank of New York (“Bank”)		8-K	12/1/2005
3.02	Amended and Restated Bylaws of the Bank		8-K	8/18/2023
4.01	Amended and Restated Capital Plan of the Bank		8-K	3/6/2025
10.01	Independent Contractor Agreement with KMN Consulting LLC and Kevin Neylan(a)	X
10.02	Offer Letter entered with Brinda Bhattacharjee(a)	X
10.03	Executive Change in Control Agreement with Brinda Bhattacharjee(a)	X
31.01	Certification of Registrant’s Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
31.02	Certification of the Registrant’s Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002	X
32.01	Certification of Registrant’s Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
32.02	Certification of Registrant’s Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X
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
/s/ Brinda Bhattacharjee
Brinda Bhattacharjee
Senior Vice President and Chief Financial Officer
Federal Home Loan Bank of New York (on behalf of the Registrant and as the Principal Financial Officer)
Date: August 6, 2026