Form 10-Q
period 2026-09-30
Federal Home Loan Bank of New York
filed 2026-11-05
CIK 1329842

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
Or
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
Emerging Growth Company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares outstanding of issuer’s Class B capital stock as of October 31, 2026 was 71,190,608.

FEDERAL HOME LOAN BANK OF NEW YORK
FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

Federal Home Loan Bank of New York
Statements of Condition — Unaudited (In Thousands, Except Par Value of Capital Stock)
As of September 30, 2026 and December 31, 2025

	September 30, 2026	December 31, 2025
Assets
Cash and due from banks (Note 3)	$76,249	$38,192
Interest-bearing deposits (Note 4)	3,730,000	2,960,000
Securities purchased under agreements to resell (Note 4)	12,955,000	15,950,000
Federal funds sold (Note 4)	13,825,000	11,550,000
Trading securities (Note 5) (Includes $839,285 pledged as collateral at September 30, 2026 and $845,578 at December 31, 2025)	9,459,131	7,387,187
Equity Investments (Note 6)	105,049	103,707
Available-for-sale securities, amortized cost of $12,937,180 at September 30, 2026 and $12,377,325 at December 31, 2025 (Note 7)	12,799,752	12,345,845
Held-to-maturity securities, net of allowance for credit losses of $86 at September 30, 2026 and $76 at December 31, 2025 (Note 8) (Includes $0 pledged as collateral at September 30, 2026 and December 31, 2025)	12,276,399	10,490,167
Advances (Note 9) (Includes $0 at September 30, 2026 and December 31, 2025 at fair value under the fair value option)	119,668,944	92,306,684
Mortgage loans held-for-portfolio, net of allowance for credit losses of $4,948 at September 30, 2026 and $3,691 at December 31, 2025 (Note 10)	2,918,011	2,644,449
Accrued interest receivable	662,461	523,973
Premises, software, and equipment	77,444	84,524
Operating lease right-of-use assets (Note 19)	40,207	44,289
Finance lease right-of-use asset (Note 19)	1,178	1,532
Derivative assets (Note 17)	52,312	99,548
Other assets	7,578	14,896
Total assets	$188,654,715	$156,544,993

Liabilities and capital

Liabilities
Deposits (Note 11)
Interest-bearing demand	$1,944,840	$3,071,958
Non-interest-bearing demand	21,109	18,003
Total deposits	1,965,949	3,089,961

Consolidated obligations, net (Note 12)
Bonds (Includes $124,260 at September 30, 2026 and $556,866 at December 31, 2025 at fair value under the fair value option)	104,967,394	68,466,741
Discount notes (Includes $0 at September 30, 2026 and $577,958 at December 31, 2025 at fair value under the fair value option)	71,261,091	76,019,517
Total Consolidated obligations	176,228,485	144,486,258

Mandatorily redeemable capital stock (Note 14)	7,676	7,585

Accrued interest payable	597,939	470,265
Affordable Housing Program (Note 13)	256,047	247,824
Derivative liabilities (Note 17)	4,199	4,097
Other liabilities	162,935	167,633
Operating lease liabilities (Note 19)	49,901	54,696
Finance lease liabilities (Note 19)	1,222	1,571
Total liabilities	179,274,353	148,529,890

Commitments and Contingencies (Notes 14, 17 and 19)

Capital (Note 14)
Capital stock ($100 par value), putable, issued and outstanding shares: 67,257 at September 30, 2026 and 54,111 at December 31, 2025	6,725,683	5,411,075
Retained earnings
Unrestricted	1,336,228	1,286,417
Restricted	1,421,689	1,328,728
Total retained earnings	2,757,917	2,615,145
Total accumulated other comprehensive income (loss)	(103,238)	(11,117)
Total capital	9,380,362	8,015,103
Total liabilities and capital	$188,654,715	$156,544,993
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Income — Unaudited (In Thousands, Except Per Share Data)
For the Three and Nine Months Ended September 30, 2026 and 2025

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest income
Advances, net (Note 9)	$1,279,638	$1,200,721	$3,491,309	$3,667,872
Interest-bearing deposits (Note 4)	37,384	36,003	101,629	107,880
Securities purchased under agreements to resell (Note 4)	115,468	81,743	311,276	186,842
Federal funds sold (Note 4)	166,922	199,571	439,705	637,534
Trading securities (Note 5)	74,960	55,943	226,070	180,909
Available-for-sale securities (Note 7)	139,982	136,618	403,402	387,743
Held-to-maturity securities (Note 8)	118,259	114,237	337,241	326,557
Mortgage loans held-for-portfolio (Note 10)	30,790	25,322	86,266	71,864
Loans to other FHLBanks (Note 20)	428	90	700	367

Total interest income	1,963,831	1,850,248	5,397,598	5,567,568

Interest expense
Consolidated obligation bonds (Note 12)	950,094	941,727	2,171,636	2,855,332
Consolidated obligation discount notes (Note 12)	779,538	665,694	2,518,835	1,984,161
Deposits (Note 11)	19,262	29,623	60,919	84,439
Mandatorily redeemable capital stock (Note 14)	118	168	391	414
Cash collateral held and other borrowings	267	1,063	694	1,707
Securities sold under agreement to repurchase	27	—	27	12

Total interest expense	1,749,306	1,638,275	4,752,502	4,926,065

Net interest income before provision for credit losses	214,525	211,973	645,096	641,503

Provision (Reversal) for credit losses	675	(288)	1,267	(148)

Net interest income after provision for credit losses	213,850	212,261	643,829	641,651

Other income (loss)
Service fees and other	6,457	5,325	19,215	16,345
Instruments held under the fair value option gains (losses) (Note 18)	(4,361)	(12,592)	(7,026)	(40,753)
Derivative gains (losses) (Note 17)	60,293	10,380	149,457	(27,605)
Securities gains (losses) (Note 5 & Note 8)	(32,170)	23,561	(91,871)	113,252
Equity investments gains (losses) (Note 6)	(2,830)	5,267	3,954	10,784
Litigation settlement	—	7	751	7
Gains (losses) from extinguishment of debt	—	—	(1)	—

Total other income (loss)	27,389	31,948	74,479	72,030

Other expenses
Operating	21,868	22,905	69,597	66,039
Compensation and benefits	29,102	29,404	91,779	89,872
Voluntary Contributions (Note 13)	7,684	6,306	18,426	13,624
Finance Agency and Office of Finance	5,236	6,083	15,477	17,515
Other expenses	2,221	2,003	6,534	6,073
Total other expenses	66,111	66,701	201,813	193,123

Income before assessments	175,128	177,508	516,495	520,558

Affordable Housing Program Assessments (Note 13)	17,525	17,767	51,689	52,097

Net income	157,603	$159,741	$464,806	$468,461

Basic earnings per share (Note 15)	$2.26	$2.77	$7.18	$7.94
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Comprehensive Income — Unaudited (In Thousands)
For the Three and Nine Months Ended September 30, 2026 and 2025

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net Income	$157,603	$159,741	$464,806	$468,461
Other Comprehensive income (loss)
Net change in unrealized gains (losses) on available-for-sale securities	(457,243)	88,323	(562,802)	378,331
Net change in non-credit portion on held-to-maturity securities	—	479	—	569
Net change due to hedging activities
Cash flow hedges (a)	10,858	(6,419)	13,462	(34,191)
Fair value hedges (b)	363,308	(42,564)	456,854	(292,336)
Total net change due to hedging activities	374,166	(48,983)	470,316	(326,527)
Net change in pension and postretirement benefits	122	(69)	365	(206)
Total other comprehensive income (loss)	(82,955)	39,750	(92,121)	52,167
Total comprehensive income (loss)	$74,648	$199,491	$372,685	$520,628

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

Federal Home Loan Bank of New York
Statements of Capital — Unaudited (In Thousands, Except Per Share Data)
For the Three and Nine Months Ended September 30, 2026 and 2025

	Capital Stock(a) Class B		Retained Earnings			Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital

Balance, June 30, 2025	59,617	$5,961,738	$1,279,548	$1,270,520	$2,550,068	$(87,561)	$8,424,245
Proceeds from issuance of capital stock	10,298	1,029,839	—	—	—	—	1,029,839
Repurchase/redemption of capital stock	(14,079)	(1,407,947)	—	—	—	—	(1,407,947)
Shares reclassified to mandatorily redeemable capital stock	(16)	(1,599)	—	—	—	—	(1,599)
Cash dividends ($1.90 per share) on capital stock	—	—	(115,259)	—	(115,259)	—	(115,259)
Comprehensive income (loss)	—	—	127,792	31,949	159,741	39,750	199,491
Balance, September 30, 2025	55,820	$5,582,031	$1,292,081	$1,302,469	$2,594,550	$(47,811)	$8,128,770

Balance, June 30, 2026	70,435	$7,043,542	$1,320,418	$1,390,169	$2,710,587	$(20,283)	$9,733,846
Proceeds from issuance of capital stock	34,463	3,446,293	—	—	—	—	3,446,293
Repurchase/redemption of capital stock	(37,464)	(3,746,462)	—	—	—	—	(3,746,462)
Shares reclassified to mandatorily redeemable capital stock	(177)	(17,690)	—	—	—	—	(17,690)
Cash dividends ($1.67 per share) on capital stock	—	—	(110,273)	—	(110,273)	—	(110,273)
Comprehensive income (loss)	—	—	126,083	31,520	157,603	(82,955)	74,648
Balance, September 30, 2026	67,257	$6,725,683	$1,336,228	$1,421,689	$2,757,917	$(103,238)	$9,380,362

	Capital Stock(a) Class B		Retained Earnings			Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital

Balance, December 31, 2024	60,144	$6,014,414	$1,286,317	$1,208,776	$2,495,093	$(99,978)	$8,409,529
Proceeds from issuance of capital stock	40,045	4,004,541	—	—	—	—	4,004,541
Repurchase/redemption of capital stock	(44,292)	(4,429,214)	—	—	—	—	(4,429,214)
Shares reclassified to mandatorily redeemable capital stock	(77)	(7,710)	—	—	—	—	(7,710)
Cash dividends ($6.07 per share) on capital stock	—	—	(369,004)	—	(369,004)	—	(369,004)
Comprehensive income (loss)	—	—	374,768	93,693	468,461	52,167	520,628
Balance, September 30, 2025	55,820	$5,582,031	$1,292,081	$1,302,469	$2,594,550	$(47,811)	$8,128,770

Balance, December 31, 2025	54,111	$5,411,075	$1,286,417	$1,328,728	$2,615,145	$(11,117)	$8,015,103
Proceeds from issuance of capital stock	112,990	11,299,031	—	—	—	—	11,299,031
Repurchase/redemption of capital stock	(99,654)	(9,965,396)	—	—	—	—	(9,965,396)
Shares reclassified to mandatorily redeemable capital stock	(190)	(19,027)	—	—	—	—	(19,027)
Cash dividends ($5.43 per share) on capital stock	—	—	(322,034)	—	(322,034)	—	(322,034)
Comprehensive income (loss)	—	—	371,845	92,961	464,806	(92,121)	372,685
Balance, September 30, 2026	67,257	$6,725,683	$1,336,228	$1,421,689	$2,757,917	$(103,238)	$9,380,362

(a)Putable stock. Cash dividends paid — Dividends per share and aggregate dividends were paid on a single class of shares of capital stock. For more information, see Note 14. Capital and Mandatorily Redeemable Capital Stock.
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (In Thousands)
For the Nine Months Ended September 30, 2026 and 2025

	Nine months ended September 30,
	2026	2025
Operating activities
Net Income	$464,806	$468,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization:
Net premiums and discounts on Consolidated obligations, investments, mortgage loans and other adjustments	1,479,453	(628,620)
Concessions on Consolidated obligations	3,218	2,286
Premises, software, and equipment	14,551	12,675
Provision (Reversal) for credit losses	1,267	(148)
Change in net fair value adjustments on derivatives and hedging activities	864,606	(601,427)
Net realized and unrealized (gains) losses on trading securities	91,871	(113,252)
Change in fair value on Equity Investments	(1,811)	(8,248)
Change in fair value adjustments on financial instruments held at fair value	7,026	40,753
Losses (gains) from extinguishment of debt	1	—
Net change in:
Accrued interest receivable	(138,668)	32,237
Derivative assets due to accrued interest	348,139	580,468
Derivative liabilities due to accrued interest	(369,377)	(654,567)
Other assets	8,293	16,612
Affordable Housing Program liability	8,223	(1,147)
Accrued interest payable	127,674	21,913
Other liabilities	(2,294)	4,850
Total adjustments	2,442,172	(1,295,615)
Net cash provided by (used in) operating activities	$2,906,978	$(827,154)

Investing activities
Net change in:
Interest-bearing deposits	$(750,420)	$50,880
Securities purchased under agreements to resell	2,995,000	(2,250,000)
Federal funds sold	(2,275,000)	(50,000)
Deposits with other FHLBanks	(841)	145
Equity Investments	469	261
Premises, software, and equipment	(7,118)	(13,355)
Trading securities:
Purchased	(3,538,217)	(3,416,900)
Proceeds from sales	1,392,932	3,484,640
Available-for-sale securities:
Purchased	(1,360,975)	(1,620,049)
Repayments	346,744	283,805
Held-to-maturity securities:
Long-term Securities
Purchased	(4,867,051)	(1,559,004)
Repayments	1,315,448	1,313,168
Proceeds from sales	—	25,999
Advances:
Principal collected	927,197,624	607,162,417
Made	(955,200,506)	(597,019,813)
Mortgage loans held-for-portfolio:
Principal collected	208,253	149,107
Purchased	(490,133)	(367,042)
Proceeds from sales of REO	316	587
Net cash provided by (used in) investing activities	$(35,033,475)	$6,174,846
The accompanying notes are an integral part of these financial statements.

Federal Home Loan Bank of New York
Statements of Cash Flows — Unaudited (In Thousands)
For the Nine Months Ended September 30, 2026 and 2025

	Nine months ended September 30,
	2026	2025
Financing activities
Net change in:
Deposits and other borrowings	$(1,129,812)	$555,642
Derivative contracts with financing element	683	1,817
Payments on principal portion of finance lease obligation	(349)	(339)
Consolidated obligation bonds:
Proceeds from issuance	96,637,271	58,471,878
Payments for maturing and early retirement	(59,114,839)	(57,203,341)
Payments on bond transferred to other FHLBanks (a)	(749,988)	—
Consolidated obligation discount notes:
Proceeds from issuance	582,017,692	703,358,797
Payments for maturing	(585,502,997)	(709,731,341)
Payments on discount notes transferred to other FHLBanks (a)	(985,772)	—
Capital stock:
Proceeds from issuance of capital stock	11,299,031	4,004,541
Payments for repurchase/redemption of capital stock	(9,965,396)	(4,429,214)
Redemption of mandatorily redeemable capital stock	(18,936)	(3,029)
Cash dividends paid (b)	(322,034)	(369,004)
Net cash provided by (used in) financing activities	$32,164,554	$(5,343,593)
Net increase (decrease) in cash and due from banks	38,057	4,099
Cash and due from banks at beginning of the period (c)	38,192	26,141
Cash and due from banks at end of the period (c)	$76,249	$30,240

Supplemental disclosures:
Interest paid	$2,644,352	$3,583,244
Interest paid for discount notes (d)	$2,784,984	$2,503,027
Affordable Housing Program payments (e)	$45,911	$53,244
Transfers of mortgage loans to real estate owned	$204	$55
Capital stock subject to mandatory redemption reclassified from equity	$19,027	$7,710
Interest paid for finance lease	$32	$42
Carrying Value of Trading securities pledged collateral which can be repledged or resold	$839,285	$838,266
Carrying Value of AFS securities pledged collateral which can be repledged or resold	$—	$—
Carrying Value of HTM securities pledged collateral which can be repledged or resold	$—	$—

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

FEDERAL HOME LOAN BANK OF NEW YORK
NOTES TO FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies.
These unaudited quarterly financial statements do not include all disclosures associated with annual combined financial statements, and therefore should be read in conjunction with the Bank’s most recent 2025 Form 10-K filed on March 20, 2026. In addition, the results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31,
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
Compensating Balances
The FHLBNY has made arrangements with Citibank (a member/stockholder of the FHLBNY) to maintain compensating collected cash balances. There are no restrictions on the withdrawal of funds in this arrangement. The compensating balances were $30.0 million at September 30, 2026 and $5.0 million at December 31, 2025. There were no restricted cash balances at September 30, 2026 and December 31, 2025.
Pass-through Deposit Reserves
The FHLBNY acts as a pass-through correspondent for member institutions who are required by banking regulations to deposit reserves with the Federal Reserve Banks. There were no pass-through reserves deposited with Federal Reserve Banks on behalf of the members by the FHLBNY at September 30, 2026 and December 31, 2025, respectively.
Note 4.    Interest-bearing Deposits, Federal Funds Sold and Securities Purchased Under Agreements to Resell.
The Bank invests in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. The following table provides the carrying value of short-term investments at September 30, 2026 and
December 31, 2025 (in thousands):

Carrying value	September 30, 2026	December 31, 2025
Interest-bearing deposits	$3,730,000	$2,960,000
Securities purchased under agreements to resell	12,955,000	15,950,000
Federal funds sold	13,825,000	11,550,000
Total short-term investments	$30,510,000	$30,460,000
U.S. Treasury securities at market values of $13.3 billion at September 30, 2026 and $16.3 billion at December 31, 2025 were received at BONY to collateralize the overnight investments. Transactions recorded as Securities purchased under agreements to resell were accounted for as collateralized financing transactions.

Note 5.    Trading Securities.
The carrying value of a trading security equals its fair value. The following table provides security types at September 30, 2026 and
December 31, 2025 (in thousands):

Fair value	September 30, 2026	December 31, 2025
U.S. Treasury notes	$8,472,397	$7,387,187
U.S. Treasury bills	986,734	—
Total trading securities	$9,459,131	$7,387,187
The carrying values of trading securities included net unrealized fair value losses of $187.7 million at September 30, 2026 and losses of $96.1 million at December 31, 2025. We have classified investments acquired for purposes of meeting short-term contingency and other liquidity needs as trading securities. In accordance with Federal Housing Finance Agency guidance, also referred to as U.S.
Federal Housing (FHFA or the Finance Agency), we do not participate in speculative trading practices.
The following tables present redemption terms of the major types of trading securities (dollars in thousands):
Redemption Terms

	September 30, 2026
	Due in one year or less	Due after one year through five years	Total Fair Value
U.S. Treasury notes	$2,990,091	$5,482,306	$8,472,397
U.S. Treasury bills	986,734	—	986,734
Total trading securities	$3,976,825	$5,482,306	$9,459,131
Yield on trading securities	3.29%	2.77%	2.99%

	December 31, 2025
	Due in one year or less	Due after one year through five years	Total Fair Value
U.S. Treasury notes	$2,305,878	$5,081,309	$7,387,187
U.S. Treasury bills	—	—	—
Total trading securities	$2,305,878	$5,081,309	$7,387,187
Yield on trading securities	1.41%	2.53%	2.18%
Note 6.    Equity Investments.
The FHLBNY has classified its grantor trusts as equity investments. The carrying value of equity investments in the Statements of
Condition, and the types of assets in the grantor trusts were as follows (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains (b)	Gross Unrealized Losses (b)	Fair Value (c)
Cash equivalents	$6,257	$—	$—	$6,257
Equity funds	41,175	45,016	(23,485)	62,706
Fixed income funds	38,590	8,036	(10,540)	36,086
Total Equity Investments (a)	$86,022	$53,052	$(34,025)	$105,049

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains (b)	Gross Unrealized Losses (b)	Fair Value (c)
Cash equivalents	$5,804	$—	$—	$5,804
Equity funds	41,336	30,824	(13,897)	58,263
Fixed income funds	39,351	6,505	(6,216)	39,640
Total Equity Investments (a)	$86,491	$37,329	$(20,113)	$103,707

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
Note 7.    Available-for-Sale Securities.
The following tables provide major security types (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Housing and U.S. Obligations(a)	$2,220,401	$2,451		$(14,892)		$2,207,960
Mortgage-backed securities
Floating
CMO	256,314	341		(1,942)		254,713
Pass-through	2,322	78		—		2,400
Total Floating	258,636	419		(1,942)		257,113
Fixed
CMBS	11,278,912	617		(944,850)		10,334,679
Total Fixed	11,278,912	617		(944,850)		10,334,679
MBS AFS Before Hedging Adjustments	11,537,548	1,036	(b)	(946,792)	(b)	10,591,792
Hedging Basis Adjustments (c)	(820,769)	820,769		—		—
Total Available-for-sale securities (MBS)	10,716,779	821,805		(946,792)		10,591,792
Total Available-for-sale securities	$12,937,180	$824,256		$(961,684)		$12,799,752

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains		Gross Unrealized Losses		Fair Value
Housing and U.S. Obligations(a)	$2,223,460	$2,599		$(1,264)		$2,224,795
Mortgage-backed securities
Floating
CMO	291,061	509		(1,402)		290,168
Pass-through	2,552	84		—		2,636
Total Floating	293,613	593		(1,402)		292,804
Fixed
CMBS	10,224,167	55,871		(451,792)		9,828,246
Total Fixed	10,224,167	55,871		(451,792)		9,828,246
MBS AFS Before Hedging Adjustments	10,517,780	56,464	(b)	(453,194)	(b)	10,121,050
Hedging Basis Adjustments (c)	(363,915)	363,915		—		—
Total Available-for-sale securities (MBS)	10,153,865	420,379		(453,194)		10,121,050
Total Available-for-sale securities	$12,377,325	$422,978		$(454,458)		$12,345,845

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
Substantially all of these securities are GSE-issued and carry an implicit or explicit U.S. government guarantee. Based on the analysis, no allowance for credit losses was recorded on these AFS securities at September 30, 2026 and December 31, 2025.
At September 30, 2026 and December 31, 2025, unrealized fair value losses have been aggregated in the table below by the length of time a security was in a continuous unrealized loss position based on market-based pricing and excluding the effects of hedge basis adjustments.
The following table summarizes available-for-sale securities with estimated fair values below their amortized cost basis (in thousands):

	September 30, 2026
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other U.S. Obligations	$667	$—	$2,237	$(25)	$2,904	$(25)
MBS-GSE	5,958,856	(331,780)	4,522,695	(614,987)	10,481,551	(946,767)
Total MBS Temporarily Impaired	5,959,523	(331,780)	4,524,932	(615,012)	10,484,455	(946,792)
Housing and U.S. Obligations	915,779	(14,892)	—	—	915,779	(14,892)
Total Temporarily Impaired	$6,875,302	$(346,672)	$4,524,932	$(615,012)	$11,400,234	$(961,684)

	December 31, 2025
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
MBS Investment Securities and State and local housing finance agency obligations
MBS-Other U.S. Obligations	$—	$—	$2,481	$(19)	$2,481	$(19)
MBS-GSE	493,323	(2,353)	6,300,383	(450,822)	6,793,706	(453,175)
Total MBS Temporarily Impaired	493,323	(2,353)	6,302,864	(450,841)	6,796,187	(453,194)
Housing and U.S. Obligations	1,214,511	(1,264)	—	—	1,214,511	(1,264)
Total Temporarily Impaired	$1,707,834	$(3,617)	$6,302,864	$(450,841)	$8,010,698	$(454,458)
Redemption Term
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment fees. The amortized cost and estimated fair value (a) of investments classified as AFS, by contractual maturity, were as follows (in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost (b)	Estimated Fair Value	Amortized Cost (b)	Estimated Fair Value
Housing and U.S. Obligations
Due in one year or less	$251,049	$250,145	$—	$—
Due after one year through five years	205,600	197,016	458,799	461,229
Due after five years through ten years	99,022	93,641	98,886	99,043
Due after ten years	1,664,730	1,667,158	1,665,775	1,664,523
Housing and U.S. Obligations	$2,220,401	$2,207,960	$2,223,460	$2,224,795

Mortgage-backed securities
Due in one year or less	$199,336	$198,056	$492,677	$488,360
Due after one year through five years	3,163,268	3,105,601	2,348,575	2,338,486
Due after five year through ten years	6,650,105	6,591,004	6,464,250	6,456,546
Due after ten years	704,070	697,131	848,363	837,658
Mortgage-backed securities	$10,716,779	$10,591,792	$10,153,865	$10,121,050
Total Available-for-Sale securities	$12,937,180	$12,799,752	$12,377,325	$12,345,845

(a)The carrying value of AFS securities equals fair value.
(b)Amortized cost is unpaid principal balance ("UPB") after adjusting for net unamortized discounts of $95.8 million at
September 30, 2026 and net unamortized discounts of $44.7 million at December 31, 2025. Additionally, historical amortized cost in the table above is after adjustment for hedging basis.
Interest Rate Payment Terms
The following table summarizes interest rate payment terms of investments in Mortgage-backed securities and State and local housing finance agency obligations classified as AFS securities (in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Mortgage-backed securities
Floating
CMO	$256,314	$254,713	$291,061	$290,168
Pass-through	2,322	2,400	2,552	2,636
Total Floating	258,636	257,113	293,613	292,804
Fixed
CMBS	10,458,143	10,334,679	9,860,252	9,828,246
Total Fixed	10,458,143	10,334,679	9,860,252	9,828,246
Total Mortgage-backed securities	10,716,779	10,591,792	10,153,865	10,121,050
Housing and U.S. Obligations
Floating	1,664,730	1,667,158	1,665,775	1,664,523
Fixed	555,671	540,802	557,685	560,272
Total Available-for-Sale securities	$12,937,180	$12,799,752	$12,377,325	$12,345,845

Note 8.    Held-to-Maturity Securities.
The following tables provide major security types (in thousands):

	September 30, 2026
Issued, guaranteed or insured:	Amortized Cost (c)	Allowance for Credit Loss (ACL)	OTTI Recognized in AOCI	Carrying Value	Gross Unrecognized Holding Gains(a)	Gross Unrecognized Holding Losses(a)	Fair Value
Pools of Mortgages	$14,604	$—	$—	$14,604	$—	$(299)	$14,305
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	4,555,178	—	—	4,555,178	291	(73,847)	4,481,622
Commercial Mortgage- Backed Securities (b)	7,534,558	—	—	7,534,558	2,287	(197,639)	7,339,206
Total MBS	12,104,340	—	—	12,104,340	2,578	(271,785)	11,835,133

Other
State and local housing finance agency obligations	172,145	(86)	—	172,059	—	(4,670)	167,389
Total Held-to-Maturity securities	$12,276,485	$(86)	$—	$12,276,399	$2,578	$(276,455)	$12,002,522

	December 31, 2025
Issued, guaranteed or insured:	Amortized Cost (c)	Allowance for Credit Loss (ACL)	OTTI Recognized in AOCI	Carrying Value	Gross Unrecognized Holding Gains(a)	Gross Unrecognized Holding Losses(a)	Fair Value
Pools of Mortgages	$17,557	$—	$—	$17,557	$334	$—	$17,891
Collateralized Mortgage Obligations/Real Estate Mortgage Investment Conduits	2,914,512	—	—	2,914,512	9,966	(6,924)	2,917,554
Commercial Mortgage- Backed Securities (b)	7,406,494	—	—	7,406,494	7,420	(111,764)	7,302,150
Total MBS	10,338,563	—	—	10,338,563	17,720	(118,688)	10,237,595

Other
State and local housing finance agency obligations	151,680	(76)	—	151,604	—	(4,819)	146,785
Total Held-to-Maturity securities	$10,490,243	$(76)	$—	$10,490,167	$17,720	$(123,507)	$10,384,380

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

Securities Pledged
There were no pledged HTM securities at September 30, 2026 and December 31, 2025, to the FDIC in connection with deposits maintained by the FDIC at the FHLBNY. The FDIC does not have rights to sell or repledge the collateral unless the FHLBNY defaults under the terms of its deposit arrangements with the FDIC.
Redemption Terms
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment features. The amortized cost and estimated fair value of held-to-maturity securities, arranged by contractual maturity, were as follows (in thousands):

	September 30, 2026		December 31, 2025
	Amortized Cost (a)	Estimated Fair Value	Amortized Cost (a)	Estimated Fair Value
State and local housing finance agency obligations
Due after one year through five years	$25,100	$24,223	$100	$100
Due after five years through ten years	24,235	23,776	25,920	25,648
Due after ten years	122,810	119,390	125,660	121,037
State and local housing finance agency obligations	$172,145	$167,389	$151,680	$146,785

Mortgage-backed securities
Due in one year or less	$1,228,849	$1,220,134	$914,538	$907,705
Due after one year through five years	3,779,844	3,639,458	4,565,613	4,490,399
Due after five years through ten years	2,360,437	2,324,322	1,766,708	1,749,324
Due after ten years	4,735,210	4,651,219	3,091,704	3,090,167
Mortgage-backed securities	$12,104,340	$11,835,133	$10,338,563	$10,237,595
Total Held-to-Maturity Securities	$12,276,485	$12,002,522	$10,490,243	$10,384,380

(a)Amortized cost is UPB after adjusting for net unamortized discounts of $28.5 million at September 30, 2026 and $22.1 million at
December 31, 2025 and before adjustments for allowance for credit losses.

Note 9.    Advances.
The FHLBNY offers to its members a wide range of fixed- and adjustable-rate advance loan products with different maturities, interest rates, payment characteristics, and optionality.
Redemption Terms
Contractual redemption terms and yields of advances were as follows (dollars in thousands):

	September 30, 2026			December 31, 2025
	Amount	Weighted Average Yield (a)	Percentage of Total	Amount	Weighted Average Yield (a)	Percentage of Total
Overdrawn demand deposit accounts	$437	4.93%	—%	$—	—%	—%
Due in one year or less	69,591,086	4.04	57.77	65,033,608	2.75	70.33
Due after one year through two years	19,936,964	4.15	16.55	10,852,557	3.80	11.74
Due after two years through three years	19,095,361	4.19	15.85	6,608,869	2.89	7.15
Due after three years through four years	8,966,273	4.10	7.44	4,771,783	3.83	5.16
Due after four years through five years	1,237,564	4.21	1.03	3,220,997	1.87	3.48
Thereafter	1,641,601	3.83	1.36	1,978,590	1.70	2.14
Total par value	120,469,286	4.09%	100.00%	92,466,404	2.88%	100.00%
Advance discounts	(12,508)			(10,491)
Hedge valuation basis adjustments (b)	(787,834)			(149,229)
Total	$119,668,944			$92,306,684

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
Concentration of Advances Outstanding
Advances borrowed by insurance companies accounted for 38.1% and 43.9% of total advances at September 30, 2026 and
December 31, 2025, respectively.
Note 10.    Mortgage Loans Held-for-Portfolio.
The FHLBNY classifies mortgage loans as held for investment, and accordingly reports them at their principal amount outstanding net of unamortized premiums, discounts, and unrealized gains and losses from loans initially classified as mortgage loan commitments.
In the third quarter of 2026, the Bank began purchasing participations in MPF loans with the FHLBank of Chicago. As of
September 30, 2026 the Bank had $0.6 million of funded loans under this program. Mortgage loans under the MPF program were at a carrying value of $1.3 billion at September 30, 2026 and $1.4 billion at December 31, 2025. Mortgage loans under the MAP program were at a carrying value of $1.6 billion at September 30, 2026, compared to $1.2 billion at December 31, 2025.

The following table presents information on mortgage loans held-for-portfolio (dollars in thousands):

	September 30, 2026		December 31, 2025
	Carrying Amount	Percentage of Total	Carrying Amount	Percentage of Total
Real Estate(a):
Fixed medium-term single-family mortgages	$88,004	3.07%	$97,276	3.74%
Fixed long-term single-family mortgages	2,778,009	96.93	2,501,881	96.26
Total unpaid principal balance	$2,866,013	100.00%	$2,599,157	100.00%

Unamortized premiums	60,028		50,092
Unamortized discounts	(637)		(611)
Basis adjustment (b)	(2,445)		(498)
Total mortgage loans amortized cost	$2,922,959		$2,648,140
Allowance for credit losses	(4,948)		(3,691)
Total mortgage loans held-for-portfolio at carrying value	$2,918,011		$2,644,449

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
The FHLBNY and its members share the credit risk of MPF loans by structuring potential credit losses into layers. The first layer is typically 100 bps, but this varies with the particular MPF product. The amount of the first layer, or First Loss Account (FLA), was estimated at $36.1 million at September 30, 2026 and $38.3 million at December 31, 2025. The FLA is not recorded or reported as a reserve for loan losses, as it serves as a memorandum account. The FHLBNY is responsible for absorbing the first layer. The PFI then has direct liability to pay credit losses up to a specified amount with the FHLBNY taking the remaining of the credit losses.
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
contractual release schedule. This liability account was $27.0 million at September 30, 2026 and $19.8 million at December 31, 2025.
Allowance for Credit Losses
The following table presents the allowance for credit losses and the unpaid principal balances (dollars in thousands):

	September 30, 2026	December 31, 2025
Allowance for credit losses on mortgage loans held for portfolio	$4,948	$3,691
Mortgage loans held for portfolio (a)	$2,866,013	$2,599,157

(a)Balances represent unpaid principal balance.

The FHLBNY’s total mortgage loans and impaired loans were as follows (in thousands):

	September 30, 2026	December 31, 2025
Total mortgage loans, carrying values net (a)	$2,918,011	$2,644,449
Non-performing mortgage loans - Conventional (a)(b)	$6,330	$5,213
Insured mortgage loans past due 90 days or more and still accruing interest (a)(b)	$3,599	$3,504

(a)Includes loans classified as special mention, sub-standard, doubtful or loss under regulatory criteria, net of amounts charged-off if delinquent for 180 days or more.
(b)Data in this table represents unpaid principal balance and would not agree to data reported in other tables at “amortized cost.”
The following table summarizes mortgage loans held-for-portfolio by collateral/guarantee type (in thousands):

	September 30, 2026	December 31, 2025
Mortgage Loans Held for Portfolio by Collateral/Guarantee Type :
Conventional mortgage loans	$2,764,709	$2,490,408
Government-guaranteed or - insured mortgage loans	101,304	108,749
Total mortgage loans - unpaid principal balance	$2,866,013	$2,599,157
Payment Status of Mortgage Loans
Amounts past due 30 days or more on conventional mortgage loans at September 30, 2026 and December 31, 2025 totaled $25.4 million and $27.5 million, respectively, and are based on amortized cost, which excludes accrued interest receivable.
Note 11.    Deposits.
The FHLBNY accepts demand, overnight and term deposits from its members and government instrumentalities, including the FDIC.
Also, a member that services mortgage loans may deposit funds collected in connection with the mortgage loans as a pending disbursement to the owners of the mortgage loans.
Interest-bearing demand and overnight deposits represented 98.9% of deposits at September 30, 2026 and 99.4% at December 31,
2025, with the remaining deposits primarily being term deposits and non-interest-bearing deposits.
The following table summarizes deposits (in thousands):

	September 30, 2026	December 31, 2025
Interest-bearing demand	$1,944,840	$3,071,958
Non-interest-bearing demand	21,109	18,003
Total deposits (a)	$1,965,949	$3,089,961

(a) Specific disclosures about deposits that exceed FDIC limits have been omitted as deposits are not insured by the FDIC. Deposits are received in the ordinary course of the FHLBNY’s business. The FHLBNY has pledged securities to the FDIC to collateralize deposits maintained at the FHLBNY by the FDIC; for more information, see Securities Pledged in Note 8. Held-to-Maturity
Securities.
Note 12.    Consolidated Obligations.
Consolidated obligation discount notes (CO discount notes, Discount notes, or Consolidated discount notes) are issued primarily to raise short-term funds. Discount notes sell at less than their face amount and are redeemed at par value when they mature.

The following table summarizes carrying amounts of Consolidated obligations outstanding (in thousands):

	September 30, 2026	December 31, 2025
Consolidated obligation bonds-amortized cost	$105,191,613	$68,433,108
Hedge valuation basis adjustments	(310,447)	(51,438)
Hedge basis adjustments on de-designated hedges	86,533	92,610
FVO - valuation adjustments and accrued interest	(305)	(7,539)
Total Consolidated obligation bonds	$104,967,394	$68,466,741

Discount notes-amortized cost	$71,295,789	$76,011,550
Hedge value basis adjustments	(34,113)	(7,377)
Hedge basis adjustments on de-designated hedges	(585)	(107)
FVO - valuation adjustments and remaining accretion	—	15,451
Total Consolidated obligation discount notes	$71,261,091	$76,019,517
Redemption Terms of Consolidated Obligation Bonds
The following table is a summary of carrying amounts of Consolidated obligation bonds outstanding by year of maturity (dollars in thousands):

	September 30, 2026			December 31, 2025
Maturity	Amount	Weighted Average Rate (a)	Percentage of Total	Amount	Weighted Average Rate (a)	Percentage of Total
One year or less	$63,463,545	3.80%	60.33%	$40,272,920	3.17%	58.87%
Over one year through two years	25,588,390	3.90	24.33	14,512,470	3.47	21.21
Over two years through three years	8,251,965	3.88	7.85	4,762,065	3.38	6.96
Over three years through four years	2,448,295	3.67	2.33	3,671,550	3.89	5.37
Over four years through five years	2,511,400	3.42	2.39	1,662,250	3.50	2.43
Thereafter	2,915,000	4.60	2.77	3,527,400	3.88	5.16
Total par value	105,178,595	3.84%	100.00%	68,408,655	3.33%	100.00%

Bond premiums (b)	32,371			42,461
Bond discounts (b)	(19,353)			(18,008)
Hedge valuation basis adjustments (c)	(310,447)			(51,438)
Hedge basis adjustments on de-designated hedges (d)	86,533			92,610
FVO (e) - valuation adjustments and accrued interest	(305)			(7,539)
Total Consolidated obligation bonds	$104,967,394			$68,466,741

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
Interest Rate Payment Terms
The following table summarizes par amounts of major types of Consolidated obligation bonds issued and outstanding (dollars in thousands):

	September 30, 2026		December 31, 2025
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$15,086,395	14.34%	$22,142,355	32.37%
Fixed-rate, callable	15,017,800	14.28	15,927,800	23.28
Step Up, callable	455,000	0.43	1,132,000	1.65
Step Down, callable	52,000	0.05	52,000	0.08
Floating rate, callable	2,120,000	2.02	25,000	0.04
Single-index floating rate	72,447,400	68.88	29,129,500	42.58
Total par value	$105,178,595	100.00%	$68,408,655	100.00%
Discount Notes
Consolidated obligation discount notes are issued to raise short-term funds. Discount notes are Consolidated obligations with original maturities of up to one year. These notes are issued at less than their face amount and redeemed at par when they mature. The
FHLBNY’s outstanding Consolidated obligation discount notes were as follows (dollars in thousands):

	September 30, 2026	December 31, 2025
Par value	$71,736,487	$76,476,004
Amortized cost	$71,295,789	$76,011,550
Hedge value basis adjustments (a)	(34,113)	(7,377)
Hedge basis adjustments on de-designated hedges (b)	(585)	(107)
FVO (c) - valuation adjustments and remaining accretion	—	15,451
Total Consolidated obligation discount notes	$71,261,091	$76,019,517
Weighted average interest rate	3.76%	3.76%

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
The following table presents a roll-forward of Affordable Housing Program liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Beginning balance	$251,791	$231,652	$247,824	$231,447
Additions from current period’s assessments	17,525	17,767	51,689	52,097
Voluntary Contribution	2,445	—	2,445	—
Net disbursements for grants and programs	(15,714)	(19,119)	(45,911)	(53,244)
Ending balance	$256,047	$230,300	$256,047	$230,300
In addition to statutory AHP assessments and voluntary AHP contributions, the Bank voluntarily contributed $23.8 million year-to-
date, to support voluntary housing and community development programs. Included in this amount is $7.8 million worth of interest rebates for our Zero-Percent Development Advance (“ZDA”) program which recognizes the interest rebate within Net Interest
Margin.
The following table presents a roll-forward of voluntary contributions liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Beginning balance	$2,209	$2,588	$1,474	$559
Voluntary Contribution	5,238	6,306	15,980	13,624
Net disbursements for grants and programs	(5,630)	(7,581)	(15,637)	(12,870)
Ending balance	$1,817	$1,313	$1,817	$1,313
Note 14.    Capital and Mandatorily Redeemable Capital Stock.
Risk-based Capital — The following table summarizes the FHLBNY’s risk-based capital ratios (dollars in thousands):

	September 30, 2026		December 31, 2025
	Required (d)	Actual	Required (d)	Actual
Regulatory capital requirements:
Risk-based capital(a)(e)	$1,328,773	$9,491,277	$1,109,154	$8,033,806
Total capital-to-asset ratio	4.00%	5.03%	4.00%	5.13%
Total capital(b)	$7,546,189	$9,491,277	$6,261,800	$8,033,806
Leverage ratio	5.00%	7.55%	5.00%	7.70%
Leverage capital(c)	$9,432,736	$14,236,915	$7,827,250	$12,050,709

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
Mandatorily Redeemable Capital Stock
The following table presents a roll-forward of mandatorily redeemable capital stock liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Beginning balance	$7,204	$8,973	$7,585	$4,509
Capital stock subject to mandatory redemption reclassified from equity	17,690	1,599	19,027	7,710
Redemption of mandatorily redeemable capital stock (a)	(17,218)	(1,382)	(18,936)	(3,029)
Ending balance	$7,676	$9,190	$7,676	$9,190
Accrued interest payable (b)	$133	$175	$133	$175

(a)Redemption includes repayment of excess stock.
(b)The annualized accrual rates were 6.69% for the three months ended September 30, 2026 and 7.60% for the three months ended
September 30, 2025. Accrual rates are based on estimated dividend rates.
Note 15.    Earnings Per Share of Capital.
The FHLBNY has a single class of capital stock, and earnings per share computation is for the Class B capital stock.
The following table sets forth the computation of earnings per share. Basic and diluted earnings per share of capital are the same. The
FHLBNY has no dilutive potential common shares or other common stock equivalents (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net income	$157,603	$159,741	$464,806	$468,461
Net income available to stockholders	$157,603	$159,741	$464,806	$468,461
Weighted average shares of capital	69,697	57,805	64,848	59,106
Less: Mandatorily redeemable capital stock	(79)	(92)	(75)	(72)
Average number of shares of capital used to calculate earnings per share	69,618	57,713	64,773	59,034
Basic earnings per share	$2.26	$2.77	$7.18	$7.94
Note 16.    Employee Retirement Plans.
Retirement Plan Expenses — Summary
The following table presents employee retirement plan expenses for the periods ended (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Qualified Defined Benefit Plan (DB Plan)	$2,848	$2,848	$8,543	$8,543
Non-Qualified Deferred Compensation Plan (DCP)	1,876	2,443	7,095	5,754
Qualified Defined Contribution Plan (DC Plan)	919	896	2,908	2,814
Postretirement Health Benefit Plan	(3)	(10)	(7)	(32)
Total retirement plan expenses	$5,640	$6,177	$18,539	$17,079
Non-Qualified Deferred Compensation Plan (DCP)
Components of the net periodic pension cost for the Defined Benefit component of the Non-Qualified Deferred Compensation Plan were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Service cost	$339	$303	$1,017	$909
Interest cost	1,036	965	3,108	2,895
Amortization of unrecognized net loss	181	—	543	—
Amortization of unrecognized past service cost	18	18	54	54
Net periodic benefit cost - Defined Benefit component	$1,574	$1,286	$4,722	$3,858
Non-Qualified Deferred Incentive Compensation - Defined Contribution component	302	1,157	2,373	1,896
Total	$1,876	$2,443	$7,095	$5,754
Postretirement Health Benefit Plan
Components of the net periodic benefit cost for the postretirement health benefit plan were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Service cost (benefits attributed to service during the period)	$1	$2	$5	$6
Interest cost on accumulated postretirement health benefit obligation	74	74	222	222
Amortization of (gain)/loss	(78)	(86)	(234)	(260)
Net periodic postretirement health benefit expense/(income)	$(3)	$(10)	$(7)	$(32)
Note 17.    Derivatives and Hedging Activities.
The following table presents the FHLBNY’s derivative activities based on notional amounts (in thousands):
Derivative Notionals

	Hedging Instruments Under ASC 815
	September 30, 2026	December 31, 2025
Interest rate contracts
Interest rate swaps	$176,452,016	$197,819,179
Interest rate caps	4,710,000	1,000,000
Mortgage delivery commitments	58,816	36,458
Total interest rate contracts notionals	$181,220,832	$198,855,637

Offsetting of Derivative Assets and Derivative Liabilities – Net Presentation
The table below presents the gross and net derivatives receivables by contract type and amount for those derivatives contracts for which netting is permissible under U.S. GAAP as Derivative instruments — nettable. Derivatives receivables have been netted with respect to those receivables as to which the netting requirements have been met, including obtaining a legal analysis with respect to the enforceability of the netting (in thousands):

	September 30, 2026		December 31, 2025
	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivative instruments - nettable
Gross recognized amount
Uncleared derivatives	$348,334	$422,972	$366,860	$426,527
Cleared derivatives	993,799	979,214	1,364,582	1,333,517
Total gross recognized amount	1,342,133	1,402,186	1,731,442	1,760,044
Gross amounts of netting adjustments and cash collateral
Uncleared derivatives	(310,783)	(420,983)	(299,375)	(423,355)
Cleared derivatives	(979,056)	(979,056)	(1,332,600)	(1,332,600)
Total gross amounts of netting adjustments and cash collateral	(1,289,839)	(1,400,039)	(1,631,975)	(1,755,955)
Net amounts after offsetting adjustments and cash collateral	$52,294	$2,147	$99,467	$4,089
Uncleared derivatives	$37,551	$1,989	$67,485	$3,172
Cleared derivatives	14,743	158	31,982	917
Total net amounts after offsetting adjustments and cash collateral	$52,294	$2,147	$99,467	$4,089

Derivative instruments - not nettable
Uncleared derivatives (a)	$18	$2,052	$81	$8
Total derivative assets and total derivative liabilities
Uncleared derivatives	37,569	4,041	67,566	3,180
Cleared derivatives	14,743	158	31,982	917
Total derivative assets and total derivative liabilities presented in the Statements of Condition (b)	$52,312	$4,199	$99,548	$4,097

Non-cash collateral received or pledged (c)
Can be sold or repledged
Security collateral pledged as initial margin to Derivative Clearing Organization (d)	$839,285	$—	$845,578	$—
Cannot be sold or repledged
Uncleared derivatives securities received as Variation Margin	(25,953)	—	(55,831)	—
Total net amount of non-cash collateral received or repledged	$813,332	$—	$789,747	$—
Total net exposure cash and non-cash (e)	$865,644	$4,199	$889,295	$4,097
Net unsecured amount - Represented by:
Uncleared derivatives	$11,616	$4,041	$11,735	$3,180
Cleared derivatives	854,028	158	877,560	917
Total net exposure cash and non-cash (e)	$865,644	$4,199	$889,295	$4,097

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
Fair Value of Derivative Instruments
The following tables represent outstanding notional balances and estimated fair values of the derivatives outstanding (in thousands):

	September 30, 2026
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$153,597,700	$1,037,579	$1,184,094
Total derivatives in hedging relationships under ASC 815	153,597,700	1,037,579	1,184,094

Derivatives not designated as hedging instruments
Interest rate swaps	22,854,316	297,932	218,092
Interest rate caps	4,710,000	6,622	—
Mortgage delivery commitments	58,816	18	2,052
Total derivatives not designated as hedging instruments	27,623,132	304,572	220,144
Total derivatives before netting and collateral adjustments	$181,220,832	$1,342,151	$1,404,238
Netting adjustments		$(1,274,469)	$(1,274,469)
Cash collateral and related accrued interest		(15,370)	(125,570)
Total netting adjustments and cash collateral		(1,289,839)	(1,400,039)
Total derivative assets and total derivative liabilities		$52,312	$4,199
Security collateral pledged as initial margin to Derivative Clearing Organization (b)		$839,285
Security collateral received from counterparty (b)		(25,953)
Net security		813,332
Net exposure		$865,644

	December 31, 2025
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Fair value of derivative instruments (a)
Derivatives designated as hedging instruments under ASC 815
Interest rate swaps	$168,284,750	$1,390,505	$1,440,349
Total derivatives in hedging relationships under ASC 815	168,284,750	1,390,505	1,440,349

Derivatives not designated as hedging instruments
Interest rate swaps	29,534,429	339,938	319,695
Interest rate caps	1,000,000	999	—
Mortgage delivery commitments	36,458	81	8
Total derivatives not designated as hedging instruments	30,570,887	341,018	319,703
Total derivatives before netting and collateral adjustments	$198,855,637	$1,731,523	$1,760,052
Netting adjustments		$(1,610,805)	$(1,610,805)
Cash collateral and related accrued interest		(21,170)	(145,150)
Total netting adjustments and cash collateral		(1,631,975)	(1,755,955)
Total derivative assets and total derivative liabilities		$99,548	$4,097
Security collateral pledged as initial margin to Derivative Clearing Organization (b)		$845,578
Security collateral received from counterparty (b)		(55,831)
Net security		789,747
Net exposure		$889,295

(a)All derivative assets and liabilities with swap dealers and counterparties are executed under collateral agreements; derivative instruments executed bilaterally are subject to legal right of offset under master netting agreements.
(b)Non-cash security collateral is not permitted to be offset on the balance sheet but would be eligible for offsetting in an event of default. Amounts represent non-cash collateral and or U.S. Treasury securities pledged to and received from counterparties as collateral at September 30, 2026 and December 31, 2025.
Fair value hedge gains and losses
Gains and losses on fair value hedges under ASC 815 are summarized below (in thousands):

	Gains (Losses) on Fair Value Hedges
	Recorded in Interest Income/Expense
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Gains (losses) on derivatives in designated and qualifying fair value hedges:
Interest rate hedges	$562,079	$29,862	$799,942	$(345,973)
Gains (losses) on hedged item in designated and qualifying fair value hedges:
Interest rate hedges	$(566,572)	$(28,862)	$(804,397)	$343,722
Gains (losses) represent changes in fair values of derivatives and changes in the fair value of hedged items due to changes in the designated benchmark interest rate, the risk being hedged. Gains and losses on ASC 815 hedges are recorded in the same line in the
Statements of Income as the hedged assets and hedged liabilities.

Cumulative Basis Adjustment
The tables below present the carrying amount of FHLBNY’s assets and liabilities under active ASC 815 qualifying fair value hedges at September 30, 2026 and December 31, 2025, as well as the hedged item’s cumulative hedge basis adjustments, which were included in the carrying value of assets and liabilities in active hedges. The tables also present unamortized cumulative basis adjustments from discontinued hedges where the previously hedged item remains on the FHLBNY’s Statements of Condition (in thousands):

	September 30, 2026
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/ Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$67,010,611	$(787,834)	$—
Hedged AFS debt securities (a)	8,519,349	(820,324)	—
De-designated AFS debt securities (b)	—	—	(445)
	$75,529,960	$(1,608,158)	$(445)
Liabilities:
Hedged Consolidated obligation bonds	$21,797,700	$310,447	$—
Hedged Consolidated obligation discount notes	53,196,478	34,113	—
De-designated Consolidated obligation bonds (b)	—	—	(86,533)
De-designated Consolidated obligation discount notes (b)	—	—	585
	$74,994,178	$344,560	$(85,948)

	December 31, 2025
		Cumulative Fair Value Hedging Adjustment Included in the Carrying Amount of Hedged Items Gains (Losses)
	Carrying Amount of Hedged Assets/ Liabilities (a)	Active Hedging Relationship	Discontinued Hedging Relationship
Assets:
Hedged advances	$58,543,501	$(149,229)	$—
Hedged AFS debt securities (a)	7,569,821	(363,372)	—
De-designated AFS debt securities (b)	—	—	(543)
	$66,113,322	$(512,601)	$(543)
Liabilities:
Hedged Consolidated obligation bonds	$30,187,853	$51,438	$—
Hedged Consolidated obligation discount notes	70,452,246	7,377	—
De-designated Consolidated obligation bonds (b)	—	—	(92,610)
De-designated Consolidated obligation discount notes (b)	—	—	107
	$100,640,099	$58,815	$(92,503)

(a)Carrying amounts represent amortized cost adjusted for cumulative fair value hedging basis. For AFS securities in a fair value partial-term hedge, changes in the fair values due to changes in the benchmark rate were recorded as an adjustment to amortized cost and an offset to interest income from the hedged AFS securities.
(b)At September 30, 2026, there were no de-designated advances. At September 30, 2026 par amounts of de-designated AFS debt securities were $10.0 million; par amounts of de-designated CO bonds were $1.7 billion; par amounts of de-designated CO discount notes were $4.4 billion. At December 31, 2025, par amounts of de-designated advances were $0.5 billion; par amounts of de-designated AFS debt securities were $10.0 million; par amounts of de-designated CO bonds were $1.4 billion; par amounts of de-designated CO discount notes were $1.6 billion. Cumulative fair value hedging adjustments for active and discontinued hedging relationships will remain on the balance sheet until the items are derecognized.
Cash flow hedge gains and losses
The following tables present derivative instruments used in cash flow hedge accounting relationships and the gains and losses recorded on such derivatives (in thousands):

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Three months ended September 30,
	2026				2025
	Amount Reclassified from AOCI to Interest Expense(b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period	Amount Reclassified from AOCI to Interest Expense(b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$146	$—	$11,004	$10,858	$65	$—	$(6,354)	$(6,419)

	Derivative Gains (Losses) Recorded in Income and Other Comprehensive Income/Loss
	Nine months ended September 30,
	2026				2025
	Amount Reclassified from AOCI to Interest Expense(b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period	Amount Reclassified from AOCI to Interest Expense(b)	Amounts Reclassified from AOCI to Other Income (Loss) (c)	Amounts Recorded in OCI (d)	Total Change in OCI for Period
Interest rate contracts (a)	$395	$—	$13,857	$13,462	$(193)	$—	$(34,384)	$(34,191)

(a)Amounts represent cash flow hedges of CO debt hedged with benchmark interest rate swaps indexed to a benchmark rate. Under the guidance in ASC 815, the FHLBNY includes the gain and loss on the hedging derivatives in the same line in the Statements of
Income as the change in cash flows on the hedged item.
(b)Amounts represent amortization of gains (losses) related to closed cash flow hedges of anticipated issuance of CO bonds that were reclassified during the period to interest expense as a yield adjustment. Gains (losses) reclassified represent gains (losses)
in AOCI that were amortized as an income (expense) to debt interest expense. If debt is held to maturity, gains (losses) in AOCI will be relieved through amortization. It is expected that over the next 12 months, $7 thousand of the unrecognized gains in
AOCI will be recognized as yield adjustments as an income to debt interest expense.
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

Economic Hedges
Gains and losses on economic hedges are presented below (in thousands):

	Gains (Losses) on Economic Hedges
	Recorded in Other Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Gains (losses) on derivatives designated in economic hedges
Interest rate hedges	$61,502	$8,806	$150,304	$(29,341)
Caps	2,615	1,108	3,154	974
Mortgage delivery commitments	(3,824)	466	(4,001)	762
Total gains (losses) on derivatives in economic hedges	$60,293	$10,380	$149,457	$(27,605)
Note 18.    Fair Values of Financial Instruments.
Estimated Fair Values — Summary Tables - Carrying values, the estimated fair values and the levels within the fair value hierarchy were as follows (in thousands):

	September 30, 2026
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$76,249	$76,249	$76,249	$—	$—	$—
Interest-bearing deposits	3,730,000	3,730,011	—	3,730,011	—	—
Securities purchased under agreements to resell	12,955,000	12,955,030	—	12,955,030	—	—
Federal funds sold	13,825,000	13,825,027	—	13,825,027	—	—
Trading securities	9,459,131	9,459,131	9,459,131	—	—	—
Equity Investments	105,049	105,049	105,049	—	—	—
Available-for-sale securities	12,799,752	12,799,752	540,802	10,591,792	1,667,158	—
Held-to-maturity securities	12,276,399	12,002,522	—	11,835,133	167,389	—
Advances	119,668,944	119,791,966	—	119,791,966	—	—
Mortgage loans held-for-portfolio, net	2,918,011	2,553,573	—	2,553,573	—	—
Accrued interest receivable	662,461	662,461	—	662,461	—	—
Derivative assets	52,312	52,312	—	1,342,151	—	(1,289,839)
Other financial assets	112	112	—	—	112	—
Liabilities
Deposits	1,965,949	1,965,553	—	1,965,553	—	—
Consolidated obligations
Bonds	104,967,394	104,491,935	—	104,491,935	—	—
Discount notes	71,261,091	71,265,453	—	71,265,453	—	—
Mandatorily redeemable capital stock	7,676	7,676	7,676	—	—	—
Accrued interest payable	597,939	597,939	—	597,939	—	—
Derivative liabilities	4,199	4,199	—	1,404,238	—	(1,400,039)

	December 31, 2025
		Estimated Fair Value
Financial Instruments	Carrying Value	Total	Level 1	Level 2	Level 3 (a)	Netting Adjustment and Cash Collateral
Assets
Cash and due from banks	$38,192	$38,192	$38,192	$—	$—	$—
Interest-bearing deposits	2,960,000	2,960,027	—	2,960,027	—	—
Securities purchased under agreements to resell	15,950,000	15,950,204	—	15,950,204	—	—
Federal funds sold	11,550,000	11,550,081	—	11,550,081	—	—
Trading securities	7,387,187	7,387,187	7,387,187	—	—	—
Equity Investments	103,707	103,707	103,707	—	—	—
Available-for-sale securities	12,345,845	12,345,845	560,272	10,121,050	1,664,523	—
Held-to-maturity securities	10,490,167	10,384,380	—	10,237,595	146,785	—
Advances	92,306,684	92,514,300	—	92,514,300	—	—
Mortgage loans held-for-portfolio, net	2,644,449	2,451,042	—	2,451,042	—	—
Accrued interest receivable	523,973	523,973	—	523,973	—	—
Derivative assets	99,548	99,548	—	1,731,523	—	(1,631,975)
Other financial assets	52	52	—	—	52	—
Liabilities
Deposits	3,089,961	3,088,772	—	3,088,772	—	—
Consolidated obligations
Bonds	68,466,741	68,215,010	—	68,215,010	—	—
Discount notes	76,019,517	76,045,773	—	76,045,773	—	—
Mandatorily redeemable capital stock	7,585	7,585	7,585	—	—	—
Accrued interest payable	470,265	470,265	—	470,265	—	—
Derivative liabilities	4,097	4,097	—	1,760,052	—	(1,755,955)

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
Fair Value Measurement
The tables below present the fair value of those assets and liabilities that are recorded at fair value on a recurring or non-recurring basis at September 30, 2026 and December 31, 2025, by level within the fair value hierarchy. Certain mortgage loans that were partially charged-off were recorded at their collateral values on a non-recurring basis. Real Estate Owned (REO) is measured at the lower of its carrying amount or fair value less costs to sell.

Items Measured at Fair Value on a Recurring Basis (in thousands):

	September 30, 2026
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$9,459,131	$9,459,131	$—	$—	$—
Equity Investments	105,049	105,049	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	10,591,792	—	10,591,792	—	—
Housing and U.S. obligations	2,207,960	540,802	—	1,667,158	—
Derivative assets (a)
Interest-rate derivatives	52,294	—	1,342,133	—	(1,289,839)
Mortgage delivery commitments	18	—	18	—	—
Total recurring fair value measurement - Assets	$22,416,244	$10,104,982	$11,933,943	$1,667,158	$(1,289,839)

Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected) (b)	$—	$—	$—	$—	$—
Bonds (to the extent FVO is elected) (b)	(124,260)	—	(124,260)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(2,147)	—	(1,402,186)	—	1,400,039
Mortgage delivery commitments	(2,052)	—	(2,052)	—	—
Total recurring fair value measurement - Liabilities	$(128,459)	$—	$(1,528,498)	$—	$1,400,039

	December 31, 2025
	Total	Level 1	Level 2	Level 3	Netting Adjustment and Cash Collateral
Assets
Trading securities
U.S. Treasury securities	$7,387,187	$7,387,187	$—	$—	$—
Equity Investments	103,707	103,707	—	—	—
Available-for-sale securities
GSE/U.S. agency issued MBS	10,121,050	—	10,121,050	—	—
Housing and U.S. obligations	2,224,795	560,272	—	1,664,523	—
Derivative assets (a)
Interest-rate derivatives	99,467	—	1,731,442	—	(1,631,975)
Mortgage delivery commitments	81	—	81	—	—
Total recurring fair value measurement - Assets	$19,936,287	$8,051,166	$11,852,573	$1,664,523	$(1,631,975)

Liabilities
Consolidated obligation:
Discount notes (to the extent FVO is elected) (b)	$(577,958)	$—	$(577,958)	$—	$—
Bonds (to the extent FVO is elected) (b)	(556,866)	—	(556,866)	—	—
Derivative liabilities (a)
Interest-rate derivatives	(4,089)	—	(1,760,044)	—	1,755,955
Mortgage delivery commitments	(8)	—	(8)	—	—
Total recurring fair value measurement - Liabilities	$(1,138,921)	$—	$(2,894,876)	$—	$1,755,955

(a)Based on analysis of the nature of the risk, the presentation of interest-rate derivatives as a single class is appropriate.
(b)Based on analysis of the nature of risks of Consolidated obligation bonds measured at fair value, the FHLBNY has determined that presenting the bonds as a single class is appropriate.
Roll Forward of Level 3 Available-for-Sale Securities (in thousands):

	State and Local Housing Finance Agency Obligations
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Balance, beginning of the period	$1,666,174	$1,445,172	$1,664,523	$1,297,431
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	984	504	3,680	1,830
Purchases	—	—	—	150,000
Settlements	—	—	(1,045)	(3,585)
Balance, end of the period	$1,667,158	$1,445,676	$1,667,158	$1,445,676

Items Measured at Fair Value on a Non-recurring Basis (in thousands):

	During the period ended September 30, 2026
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$—	$—	$—	$—
Real estate owned	128	—	—	128
Total non-recurring assets at fair value	$128	$—	$—	$128

	During the period ended December 31, 2025
	Fair Value	Level 1	Level 2	Level 3
Mortgage loans held-for-portfolio	$256	$—	$256	$—
Real estate owned	55	—	—	55
Total non-recurring assets at fair value	$311	$—	$256	$55
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
Fair Value Option Disclosures
The following tables summarize the activity related to financial instruments for which the FHLBNY elected the fair value option (a) (in thousands):

	Three months ended September 30,
	2026	2025	2026	2025
	Bonds		Discount Notes
Balance, beginning of the period	$(222,840)	$(1,537,745)	$(5,358,639)	$(565,650)
New transactions elected for fair value option	—	—	—	—
Maturities and terminations	100,000	505,015	5,295,389	—
Net gains (losses) on financial instruments held under fair value option	(1,367)	(11,896)	(2,994)	(696)
Change in accrued interest/unaccreted balance	(53)	(575)	66,244	(5,714)
Balance, end of the period	$(124,260)	$(1,045,201)	$—	$(572,060)

	Nine months ended September 30,
	2026	2025	2026	2025
	Bonds		Discount Notes
Balance, beginning of the period	$(556,866)	$(1,704,115)	$(577,958)	$—
New transactions elected for fair value option	—	(5,000)	(5,295,389)	(562,507)
Maturities and terminations	439,840	705,015	5,857,896	—
Net gains (losses) on financial instruments held under fair value option	(7,356)	(40,607)	330	(146)
Change in accrued interest/unaccreted balance	122	(494)	15,121	(9,407)
Balance, end of the period	$(124,260)	$(1,045,201)	$—	$(572,060)

(a)No advances elected under the FVO were outstanding at three and nine months ended September 30, 2026 and September 30,
2025.
Note 19.    Commitments and Contingencies.
The following table summarizes off-balance sheet commitments and contingencies (in thousands):

	September 30, 2026	December 31, 2025
Off-balance sheet commitments
Standby letters of credit (a)	$26,670,849	$24,108,844
Consolidated obligation bonds/discount notes traded not settled	2,375,456	15,042
Commitments to fund additional advances	—	150,000
Commitments to fund pension	11,390	11,390
Open delivery commitments (MAP)	58,816	36,458
Total off-balance sheet commitments	$29,116,511	$24,321,734

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
At September 30, 2026 and December 31, 2025, the FHLBNY was obligated under a number of noncancelable leases, predominantly operating leases for premises. These leases generally have terms of 15 years or less that contain escalation clauses that will increase rental payments. Operating leases also include backup datacenters and certain office equipment. Operating lease liabilities and operating lease ROU assets are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The future lease payments are discounted at a rate that represents the FHLBNY’s borrowing rate for its own debt (Consolidated obligation bonds) of a similar term. Operating lease ROU assets include any lease prepayments made, plus any initial direct costs incurred, less any lease incentives received. Rental expense associated with operating leases is recognized on a straight-line basis over the lease term. Premise rental expense is included in occupancy expense, and datacenter and other lease expenses are included in other operating expense in the Statements of Income. Operating lease ROU assets and operating lease liabilities are reported in the Statements of Condition.

The following tables provide summarized information on our operating leases (dollars in thousands):

	September 30, 2026	December 31, 2025
Operating Leases (a)
Right-of-use assets	$40,207	$44,289
Lease Liabilities	$49,901	$54,696

(a)We have elected to exclude immaterial amounts of short-term operating lease liabilities in the Right-of-use assets and lease liabilities.

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating Lease Expense	$1,798	$1,798	$5,393	$5,393
Operating cash flows - Cash Paid	$2,036	$2,023	$6,106	$6,066

	September 30, 2026		December 31, 2025
Weighted Average Discount Rate	3.33%		3.33%
Weighted Average Remaining Lease Term	6.53	Years	7.27	Years

	Remaining maturities through
Operating lease liabilities	September 30, 2026	December 31, 2025
Remainder of 2026	$2,035	$8,142
2027	8,246	8,246
2028	8,566	8,566
2029	8,512	8,512
2030	8,567	8,567
Thereafter	19,765	19,765
Total undiscounted lease payments	55,691	61,798
Imputed interest	(5,790)	(7,102)
Total operating lease liabilities	$49,901	$54,696
Finance Lease:
In December 2023, the Bank entered into a 5-year finance lease for computer equipment. The finance lease liability and finance lease
ROU asset are recognized at the lease commencement date based on the present value of the future minimum lease payments over the lease term. The lease liability was $1.2 million as of September 30, 2026 and $1.6 million as of December 31, 2025. The finance lease ROU asset was $1.2 million as of September 30, 2026 and $1.5 million as of December 31, 2025.
Note 20.    Related Party Transactions.
Debt Assumptions and Transfers. When debt is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.
Debt assumptions — No debt was assumed from another FHLBank in the nine months ended September 30, 2026, or September 30,
2025.
Debt transfers — In May 2026, the FHLBNY transferred floating-rate CO Bonds in par amount of $750 million and discount notes in par amount of $1.0 billion to other FHLBanks. No debt was transferred to another FHLBank in the nine months ended September
30, 2025.

Advances Sold or Transferred
No advances were transferred or sold to the FHLBNY or from the FHLBNY to another FHLBank in any periods in this report. When an advance is transferred or assumed, the transactions would be executed in the ordinary course of the FHLBNY’s business and at negotiated market pricing.
MPF Program
Under the MPF Program, the FHLBNY participates portions of its purchases of mortgage loans from its members with the FHLBank of Chicago at market rates. The outstanding balance of the FHLBank of Chicago’s participation interests in the FHLBNY’s MPF loans was $3.4 million at September 30, 2026 and $2.0 million at December 31, 2025.
Fees paid to the FHLBank of Chicago for providing MPF program services were $0.2 million and $0.7 million for the three and nine months ended September 30, 2026 and $0.3 million and $0.8 million for the three and nine months ended September 30, 2025.
Mortgage-backed Securities
No mortgage-backed securities were acquired from other FHLBanks during the periods in this report.
Intermediation
From time to time, the FHLBNY acts as an intermediary to purchase derivatives to accommodate its smaller members. These derivatives are offset with derivatives purchased from unrelated derivatives dealers. The intermediated derivative transactions with members and derivative counterparties are collateralized. At September 30, 2026 and December 31, 2025, there were no outstanding derivative transactions with members.
Loans to Other Federal Home Loan Banks
For the nine months ended September 30, 2026, overnight loans extended to other FHLBanks averaged $25.5 million. For the twelve months ended December 31, 2025 overnight loans extended to other FHLBanks averaged $8.4 million. Generally, loans made to other FHLBanks are uncollateralized. Interest income from such loans was immaterial in the periods in this report.
Borrowings from Other Federal Home Loan Banks
The FHLBNY borrows from other FHLBanks, generally for a period of one day. There were no borrowings from other FHLBanks in the nine months and twelve months ended September 30, 2026 and December 31, 2025, respectively.
Sub-lease of Office Space to Another Federal Home Loan Bank
The FHLBNY is a lessor of shared office space to another FHLBank for a term through August 2028 at an estimated $0.1 million in annual lease receipts.
Cash and Due from Banks
The compensating cash balances held at Citibank were $30.0 million at September 30, 2026 and $5.0 million at December 31, 2025.
Citibank is a member and stockholder of the FHLBNY. For more information, see Note 3. Cash and Due from Banks.

The following tables summarize significant balances and transactions with related parties and transactions (in thousands):
Related Party: Outstanding Assets, Liabilities and Capital:

	September 30, 2026	December 31, 2025
	Related	Related
Assets
Advances	$119,668,944	$92,306,684
Accrued interest receivable	483,175	384,360

Liabilities and capital
Deposits	$1,965,949	$3,089,961
Mandatorily redeemable capital stock	7,676	7,585
Accrued interest payable	133	148
Affordable Housing Program (a)	256,047	247,824

Capital	$9,380,362	$8,015,103

(a)Represents funds not yet allocated or disbursed to AHP programs.
Related Party: Income and Expense Transactions:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
	Related	Related	Related	Related
Interest income
Advances	$1,279,638	$1,200,721	$3,491,309	$3,667,872
Interest-bearing deposits	7	4	17	17
Loans to other FHLBanks	428	90	700	367

Interest expense
Deposits	$19,262	$29,623	$60,919	$84,439
Mandatorily redeemable capital stock	118	168	391	414

Service fees and other	$6,457	$5,324	$19,215	$16,362

Note 21.    Segment Information and Concentration.
The Bank engages in business activities to provide funding, liquidity, and services to members. The Bank manages these operations as one operating segment. For the three and nine months ended September 30, 2026, we earned interest income from one member which accounted for 10% or more of the Bank's total revenue for the respective periods.
The top ten advance holders and associated interest income for the periods then ended are summarized as follows (dollars in thousands):

	September 30, 2026
					Three Months		Nine Months
	City	State	Par Advances	Percentage of Total Par Value of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
Citibank, N.A.	New York	NY	$30,000,000	24.90%	$308,253	33.14%	$570,185	23.53%
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	12,835,000	10.65	118,731	12.76	333,342	13.76
Metropolitan Tower Life Insurance Company	Whippany	NJ	1,380,000	1.15	12,941	1.39	37,968	1.57
Subtotal MetLife, Inc.			14,215,000	11.80	131,672	14.15	371,310	15.33
Teachers Ins. and Annuity Assoc of America	New York	NY	11,521,200	9.56	134,205	14.43	374,977	15.48
Flagstar Bank, N.A.	Hicksville	NY	8,500,000	7.06	82,471	8.87	251,097	10.37
Equitable Financial Life Insurance Co.	New York	NY	6,865,063	5.70	72,493	7.79	200,465	8.27
Manufacturers and Traders Trust Company	Buffalo	NY	6,300,130	5.23	46,518	5.00	172,125	7.11
New York Life Insurance Company	New York	NY	4,788,000	3.97	50,052	5.38	146,605	6.05
Guardian Life Insurance Co. of America	New York	NY	3,714,110	3.08	38,436	4.13	109,853	4.54
Goldman Sachs Bank USA	New York	NY	3,500,000	2.91	42,147	4.53	150,380	6.21
ESL Federal Credit Union	Rochester	NY	2,676,205	2.22	24,042	2.58	75,276	3.11
Total			$92,079,708	76.43%	$930,289	100.00%	$2,422,273	100.00%

(a)Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

	December 31, 2025
					Twelve Months
	City	State	Par Advances	Percentage of Total Par Value of Advances	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	$12,835,000	13.88%	$472,618	15.72%
Metropolitan Tower Life Insurance Company	Whippany	NJ	1,380,000	1.49	53,636	1.78
Subtotal MetLife, Inc.			14,215,000	15.37	526,254	17.50
Flagstar Bank, N.A.	Hicksville	NY	9,750,000	10.54	525,013	17.47
Citibank, N.A.	New York	NY	9,000,000	9.73	627,210	20.86
Teachers Ins. & Annuity Assoc of America	New York	NY	7,228,900	7.82	330,216	10.98
Equitable Financial Life Insurance Co.	New York	NY	6,865,063	7.42	283,217	9.42
Goldman Sachs Bank USA	New York	NY	5,500,000	5.95	225,157	7.49
New York Life Insurance Company	New York	NY	4,588,000	4.96	166,103	5.53
Guardian Life Insurance Co. of America	New York	NY	3,212,279	3.47	128,077	4.26
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.83	83,396	2.77
Valley National Bank	Morristown	NJ	2,463,604	2.66	111,650	3.71
Total			$65,442,096	70.75%	$3,006,293	100.00%

(a)Interest income percentage is the member’s interest income from advances as a percentage of the top 10 members.

	September 30, 2025
					Three Months		Nine Months
	City	State	Par Advances	Percentage of Total Par Value of Advances	Interest Income	Percentage (a)	Interest Income	Percentage (a)
MetLife, Inc.:
Metropolitan Life Insurance Company	New York	NY	$12,835,000	13.31%	$121,581	15.76%	$356,719	15.33%
Metropolitan Tower Life Insurance Company	Whippany	NJ	1,380,000	1.43	13,851	1.80	39,995	1.72
Subtotal MetLife, Inc.			14,215,000	14.74	135,432	17.56	396,714	17.05

Citibank, N.A.	New York	NY	12,000,000	12.45	167,249	21.68	514,552	22.11
Flagstar Bank, N.A.	Hicksville	NY	10,750,000	11.15	129,550	16.79	408,530	17.55
Equitable Financial Life Insurance Co.	New York	NY	6,865,063	7.12	73,383	9.51	217,384	9.34
Teachers Ins. & Annuity Assoc of America	New York	NY	6,846,100	7.10	82,220	10.66	252,662	10.86
Goldman Sachs Bank USA	New York	NY	5,000,000	5.19	58,488	7.58	173,957	7.47
New York Life Insurance Company	New York	NY	3,988,000	4.14	40,898	5.30	123,178	5.29
Guardian Life Insurance Co. of America	Buffalo	NY	3,200,094	3.32	35,533	4.61	94,035	4.04
Prudential Insurance Company of America	Newark	NJ	2,619,250	2.72	21,020	2.72	62,376	2.68
Valley National Bank	Morristown	NJ	2,463,604	2.56	27,785	3.60	84,082	3.61
Total			$67,947,111	70.48%	$771,558	100.00%	$2,327,470	100.00%

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

Selected Financial Data.

Statements of Condition (dollars in millions)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Investments (a)	$65,150	$66,911	$62,892	$60,787	$55,882
Advances	119,669	127,296	110,240	92,307	96,219
Mortgage loans held-for-portfolio, net (b)	2,918	2,761	2,689	2,644	2,560
Total assets	188,655	197,874	176,665	156,545	155,434
Deposits and borrowings	1,966	2,726	1,924	3,090	2,924
Consolidated obligations, net
Bonds	104,967	87,696	66,280	68,467	82,326
Discount notes	71,261	96,790	98,719	76,020	60,973
Total Consolidated obligations	176,228	184,486	164,999	144,487	143,299
Mandatorily redeemable capital stock	8	7	8	8	9
AHP liability	256	252	252	248	230
Capital
Capital stock	6,725	7,044	6,228	5,411	5,582
Retained earnings
Unrestricted	1,336	1,320	1,306	1,286	1,292
Restricted	1,422	1,390	1,359	1,329	1,303
Total retained earnings	2,758	2,710	2,665	2,615	2,595
Accumulated other comprehensive income (loss)	(103)	(20)	(33)	(11)	(48)
Total capital	9,380	9,734	8,860	8,015	8,129
Equity to asset ratio (c)(j)	4.97%	4.92%	5.02%	5.12%	5.23%

Statements of Condition	Three months ended					Nine months ended
Averages (See note below; dollars in millions)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	September 30, 2026	September 30, 2025
Investments (a)	$68,544	$64,567	$60,683	$56,290	$58,281	$64,627	$57,325
Advances	124,732	117,915	102,680	91,750	100,672	115,190	103,448
Mortgage loans held-for-portfolio, net	2,850	2,718	2,670	2,603	2,506	2,747	2,429
Total assets	197,092	186,202	166,912	151,569	162,466	183,512	164,328
Interest-bearing deposits and other borrowings	2,133	2,307	2,456	2,867	2,801	2,297	2,690
Consolidated obligations, net
Bonds	101,156	70,336	65,328	71,240	87,988	79,071	90,051
Discount notes	82,855	103,079	89,105	68,380	61,900	91,657	61,723
Total Consolidated obligations	184,011	173,415	154,433	139,620	149,888	170,728	151,774
Mandatorily redeemable capital stock	8	7	7	8	9	8	7
AHP liability	250	249	247	231	228	249	230
Capital
Capital stock	6,932	6,612	5,877	5,381	5,779	6,477	5,903
Retained earnings
Unrestricted	1,347	1,336	1,313	1,316	1,305	1,332	1,304
Restricted	1,401	1,371	1,340	1,313	1,282	1,371	1,251
Total retained earnings	2,748	2,707	2,653	2,629	2,587	2,703	2,555
Accumulated other comprehensive income (loss)	(30)	(22)	3	(28)	(83)	(16)	(83)
Total capital	9,650	9,297	8,533	7,982	8,283	9,164	8,375

Note — Average balance calculation. For most components of the average balances, a daily weighted average balance is calculated for the period. When daily weighted average balance information is not available, a simple monthly average balance is calculated.

Operating Results and Other Data	Three months ended					Nine months ended
(dollars in millions, except earnings and dividends per share, and headcount)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$158	$153	$154	$131	$159	$465	$468
Net interest income (d)	214	214	217	210	212	645	642
Dividends paid in cash (e)	110	109	103	111	115	322	369
AHP expense	18	17	17	15	18	52	52
Return on average equity (f)(g)(j)	6.48%	6.62%	7.31%	6.53%	7.65%	6.78%	7.48%
Return on average assets (g)(j)	0.32%	0.33%	0.37%	0.34%	0.39%	0.34%	0.38%
Other non-interest income (loss)	27	29	18	31	32	74	72
Operating expenses (h)	51	55	55	63	52	161	156
Voluntary Contributions	8	8	3	24	7	19	14
Other expenses (k)	7	8	7	8	8	22	24
Total Operating and Other expenses	66	71	65	95	66	202	193
Operating expenses ratio (g)(i)(j)	0.10%	0.12%	0.13%	0.17%	0.13%	0.12%	0.13%
Earnings per share	$2.26	$2.30	$2.62	$2.45	$2.77	$7.18	$7.94
Dividends per share	$1.67	$1.84	$1.92	$1.92	$1.90	$5.43	$6.07
Headcount (Full/part time)	359	367	375	378	375	359	375

(a)Investments include trading securities, available-for-sale securities, held-to-maturity securities, grantor trusts owned by the
FHLBNY, securities purchased under agreements to resell, federal funds, loans to other FHLBanks, and other interest-bearing deposits.
(b)Allowances for credit losses were $4.9 million, $4.3 million, $3.9 million, $3.7 million, and $3.5 million for the periods ended
September 30, 2026, June 30, 2026, March 31, 2026, December 31, 2025 and September 30, 2025, respectively.
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
(k)Other expenses include Finance Agency and Office of Finance expenses.

Financial Condition
Table 1.1        Statements of Condition — Period-Over-Period Comparison

(Dollars in thousands)	September 30, 2026	December 31, 2025	Net change in dollar amount	Net change in percentage
Assets
Cash and due from banks	$76,249	$38,192	$38,057	99.65%
Interest-bearing deposits	3,730,000	2,960,000	770,000	26.01
Securities purchased under agreements to resell	12,955,000	15,950,000	(2,995,000)	(18.78)
Federal funds sold	13,825,000	11,550,000	2,275,000	19.70
Trading securities	9,459,131	7,387,187	2,071,944	28.05
Equity Investments	105,049	103,707	1,342	1.29
Available-for-sale securities	12,799,752	12,345,845	453,907	3.68
Held-to-maturity securities	12,276,399	10,490,167	1,786,232	17.03
Advances	119,668,944	92,306,684	27,362,260	29.64
Mortgage loans held-for-portfolio	2,918,011	2,644,449	273,562	10.34
Accrued interest receivable	662,461	523,973	138,488	26.43
Premises, software, and equipment	77,444	84,524	(7,080)	(8.38)
Operating lease right-of-use assets	40,207	44,289	(4,082)	(9.22)
Finance lease right-of-use assets	1,178	1,532	(354)	(23.11)
Derivative assets	52,312	99,548	(47,236)	(47.45)
Other assets	7,578	14,896	(7,318)	(49.13)
Total assets	$188,654,715	$156,544,993	$32,109,722	20.51%

Liabilities
Deposits
Interest-bearing demand	$1,944,840	$3,071,958	$(1,127,118)	(36.69)%
Non-interest-bearing demand	21,109	18,003	3,106	17.25
Total deposits	1,965,949	3,089,961	(1,124,012)	(36.38)

Consolidated obligations
Bonds	104,967,394	68,466,741	36,500,653	53.31
Discount notes	71,261,091	76,019,517	(4,758,426)	(6.26)
Total Consolidated obligations	176,228,485	144,486,258	31,742,227	21.97

Mandatorily redeemable capital stock	7,676	7,585	91	1.20

Accrued interest payable	597,939	470,265	127,674	27.15
Affordable Housing Program	256,047	247,824	8,223	3.32
Derivative liabilities	4,199	4,097	102	2.49
Other liabilities	162,935	167,633	(4,698)	(2.80)
Operating lease liabilities	49,901	54,696	(4,795)	(8.77)
Finance lease liabilities	1,222	1,571	(349)	(22.22)
Total liabilities	179,274,353	148,529,890	30,744,463	20.70
Capital	9,380,362	8,015,103	1,365,259	17.03
Total liabilities and capital	$188,654,715	$156,544,993	$32,109,722	20.51%

Balance Sheet overview September 30, 2026 and December 31, 2025
Total assets — Total assets increased to $188.6 billion at September 30, 2026, from $156.5 billion at December 31, 2025, an increase of $32.1 billion, or 20.5%. Total assets increased primarily due to a $27.4 billion increase in advances, a $2.3 billion increase in federal funds sold, and a $2.1 billion increase in trading securities, partially offset by a $3.0 billion decrease in securities purchased under agreements to resell.
Advances — Par balances increased at September 30, 2026 to $120.5 billion, compared to $92.5 billion at December 31, 2025. Short-
term fixed-rate advances increased by 28.0% to $21.7 billion at September 30, 2026, up from $17.0 billion at December 31, 2025.
ARC advances, which are adjustable-rate borrowings, increased by 68.3% to $39.2 billion at September 30, 2026, compared to $23.3 billion at December 31, 2025. The increase in advances was driven primarily by increased activity from one large bank, two insurance companies, and one regional bank member. Growth reflected higher advance utilization as members bolstered short-term liquidity positions ahead of quarter-end and managed deposit outflows.
Long-term investment debt securities — Long-term investment debt securities are designated as available-for-sale or held-to-
maturity. Our investment profile primarily consists of GSE and Agency-issued (GSE-issued) securities.
The AFS portfolio increased by $0.5 billion, or 3.7% for the nine months ended September 30, 2026. We acquired $1.6 billion (par) of fixed-rate GSE-issued MBS in the first three quarters of 2026 of which $1.0 billion (par) was acquired in the third quarter of 2026.
The HTM portfolio increased by $1.8 billion, or 17.0% for the nine months ended September 30, 2026. We acquired $3.1 billion (par)
of floating-rate GSE-issued MBS in the first three quarters of 2026 of which $0.6 billion (par) was acquired in the third quarter of
2026. We acquired $0.2 billion (par) of fixed-rate GSE-issued MBS in the third quarter of 2026.
Trading securities (liquidity portfolio) — The objective of the trading portfolio is to help meet short-term contingency liquidity needs.
During the current year period, we continued to invest in highly liquid U.S. Treasury securities. Trading investments are carried at fair value, with changes recorded through earnings.
Trading securities increased by $2.1 billion, or 28.1% for the nine months ended September 30, 2026.
We will periodically evaluate our liquidity needs and may add to or dispose of these liquidity investments as deemed prudent based on liquidity and market conditions. The Finance Agency prohibits speculative trading practices but allows permitted securities to be deemed held for liquidity if invested in a trading portfolio.
Mortgage loans held-for-portfolio — Mortgage loans are investments in Mortgage Partnership Finance Program and Mortgage Asset
Program. In the third quarter of 2026, the Bank began purchasing participations in MPF loans with the FHLBank of Chicago. As of
September 30, 2026 the Bank had $0.6 million of funded loans under this program. Unpaid principal balance of MPF loans stood at
$1.3 billion at September 30, 2026, a decrease of $101.8 million from the balance at December 31, 2025. Loans are primarily fixed-
rate, single-family mortgages acquired through the MPF Program. Unpaid principal balance of MAP loans stood at $1.5 billion at
September 30, 2026, an increase of $368.7 million from the balance at December 31, 2025. Paydowns for the total portfolio for the nine months ended September 30, 2026 were $208.3 million compared to $149.1 million for the same period in 2025. Acquisitions for the nine months ended September 30, 2026 were $490.1 million compared to $367.0 million for the same period in 2025.
Total liabilities — Total liabilities increased to $179.3 billion at September 30, 2026, from $148.5 billion at December 31, 2025, an increase of $30.7 billion, or 20.7%. Total liabilities increased primarily due to a $31.7 billion, or 22.0%, increase in Consolidated obligations as a result of increased funding and liquidity needs during the period.
Capital ratios — Our capital position remains strong. Actual risk-based capital was $9.5 billion and $8.0 billion for the periods ending
September 30, 2026 and December 31, 2025, respectively. Required risk-based capital was $1.3 billion at September 30, 2026 and
$1.1 billion at December 31, 2025. To support $188.7 billion of total assets at September 30, 2026, the minimum required total capital was $7.5 billion or 4.0% of assets. Our actual regulatory risk-based capital was $9.5 billion, exceeding required total capital by $2.0 billion. These ratios have remained consistently above the required regulatory ratios through all periods in this report. For more information, see financial statements, Note 14. Capital Stock and Mandatorily Redeemable Capital Stock.
Leverage — On September 30, 2026, balance sheet leverage (based on U.S. GAAP) was 20.1 times shareholders’ equity, compared to
19.5 times at December 31, 2025. Balance sheet leverage has generally remained steady over the last several years, although from time to time we have maintained excess liquidity in highly liquid investments, or cash balances at the Federal Reserve Bank of New York
(FRBNY) to meet unexpected member demand for funds. Increases or decreases in investments have a direct impact on leverage, but generally growth in or shrinkage of advances does not significantly impact balance sheet leverage under existing capital stock management practices. Members are required to purchase activity-based capital stock to support their borrowings from us, and when activity-based capital stock is in excess of the amount that is required to support advance borrowings, we redeem the excess capital stock immediately. Therefore, stockholders’ capital increases and decreases with members’ advance borrowings, and the capital to asset ratio remains relatively unchanged.
Liquidity — Our liquidity position remains strong, and in compliance with all regulatory requirements, and we do not foresee any changes to that position. In addition to the liquidity trading portfolio discussed previously, liquid assets at September 30, 2026 included $18.0 million as demand cash balances at the FRBNY, $26.8 billion in short-term and overnight investments in the federal funds and resale agreements, $10.6 billion of high credit quality GSE-issued available-for-sale securities that are investment grade and readily marketable and $540.8 million of available-for-sale U.S. Treasury securities.
We also have other regulatory liquidity measures in place, including deposit liquidity and operational liquidity, and other liquidity buffers.
For more information about our liquidity measures, see section Liquidity, Cash Flows, Short-Term Borrowings and Short-Term Debt,
and Table 8.1 through Table 8.3 in this MD&A.
Advances
Carrying values of advances outstanding were $119.7 billion at September 30, 2026 and $92.3 billion at December 31, 2025. Carrying values included cumulative hedging basis adjustment losses of $0.8 billion at September 30, 2026 and $0.1 billion at December 31,
2025.
Table 2.1        Advance Trends

Advance Trends
210
200
190
180
170
160
150
140
130
120
110
100
90
80
70
60
50
40
30
20
10
0
$188.7
$120.5
Sep - 2024
Dec - 2024
Mar - 2025
Jun - 2025
Sep - 2025
Dec - 2025
Mar - 2026
Jun - 2026
Sep- 2026
Total assets
Advances par amount

Advances — Product Types
The following table summarizes par values of advances by product type (dollars in thousands):
Table 2.2        Advances by Product Type

	September 30, 2026		December 31, 2025
	Amounts	Percentage of Total	Amounts	Percentage of Total
Adjustable Rate Credit - ARCs	$39,247,000	32.58%	$23,317,000	25.22%
Fixed Rate Advances	53,976,698	44.81	46,988,911	50.81
Short-Term Advances	21,748,553	18.05	16,984,886	18.37
Mortgage Matched Advances	269,206	0.22	319,608	0.35
Overnight & Line of Credit (OLOC) Advances	3,638,564	3.02	3,036,265	3.28
All other categories	1,589,265	1.32	1,819,734	1.97
Total par value	120,469,286	100.00%	92,466,404	100.00%
Advance discounts	(12,508)		(10,491)
Hedge valuation basis adjustments	(787,834)		(149,229)
Total	$119,668,944		$92,306,684
Member Pledged Collateral
The following table summarizes pledged collateral (in thousands):
Table 2.3        Collateral Supporting Indebtedness to Members

	Indebtedness			Collateral (a)
	Advances (b)	Other Obligations (c)	Total Indebtedness	Loans (d)	Securities and Deposits (d)	Total (d)
September 30, 2026	$120,469,286	$26,743,284	$147,212,570	$378,803,162	$74,193,426	$452,996,588
December 31, 2025	$92,466,404	$24,190,019	$116,656,423	$379,482,484	$66,900,291	$446,382,775

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
The following table shows the breakdown of collateral pledged by members between those in the physical possession of the FHLBNY or its safekeeping agent, and those that were specifically listed (in thousands):
Table 2.4        Location of Collateral Held

	Estimated Market Values
	Collateral in Physical Possession	Collateral Specifically Listed	Total Collateral Received
September 30, 2026	$74,745,175	$378,251,413	$452,996,588
December 31, 2025	$68,180,070	$378,202,705	$446,382,775

Advances — Interest Rate Terms
The following table summarizes interest-rate payment terms for advances (dollars in thousands):
Table 2.5        Advances by Interest-Rate Payment Terms

	September 30, 2026		December 31, 2025
	Amounts	Percentage of Total	Amounts	Percentage of Total
Fixed-rate (a)	$80,273,849	66.63%	$68,426,404	74.00%
Variable-rate (b)	40,195,000	33.37	24,040,000	26.00
Overdrawn demand deposit accounts	437	—	—	—
Total par value	120,469,286	100.00%	92,466,404	100.00%
Advance discounts	(12,508)		(10,491)
Hedge valuation basis adjustments	(787,834)		(149,229)
Total	$119,668,944		$92,306,684

(a)Fixed-rate borrowings remained the largest category of advances borrowed by members and includes long-term and short-term fixed-rate advances. Long-term advances remain a small segment of the portfolio at September 30, 2026, with only 1.4% of advances in the remaining maturity bucket of greater than 5 years (2.1% at December 31, 2025). For more information, see financial statements Note 9. Advances.
(b)Variable-rate advances are ARC advances indexed to SOFR-OIS, Federal Funds-OIS or other benchmark indices. The
FHLBNY’s larger members are generally borrowers of variable-rate advances.

The following table summarizes Redemption Term of advances (dollars in thousands):
Table 2.6        Advances by Redemption Term

	September 30, 2026		December 31, 2025		Change
Redemption Term (dollars in thousands)	Amount	Percentage	Amount	Percentage	Amount	Percentage
Fixed-rate
Due in 1 year or less	$56,801,625	47.15%	$44,984,380	48.65%	$11,817,245	26.27%
Due after 1 year through 3 years	13,197,365	10.95	14,772,665	15.98	(1,575,300)	(10.66)
Due after 3 years through 5 years	8,539,895	7.09	6,131,164	6.63	2,408,731	39.29
Due after 5 years through 15 years	594,258	0.49	687,087	0.74	(92,829)	(13.51)
Total principal amount	79,133,143	65.68	66,575,296	72.00	12,557,847	18.86

Fixed-rate, putable
Due in 1 year or less	102,000	0.08	111,000	0.12	(9,000)	(8.11)
Due after 1 year through 3 years	392,000	0.33	427,500	0.46	(35,500)	(8.30)
Due after 3 years through 5 years	332,000	0.28	703,500	0.76	(371,500)	(52.81)
Due after 5 years through 15 years	45,500	0.04	289,500	0.31	(244,000)	(84.28)
Total principal amount	871,500	0.73	1,531,500	1.65	(660,000)	(43.10)

Variable-rate
Due in 1 year or less	12,610,000	10.47	19,862,000	21.48	(7,252,000)	(36.51)
Due after 1 year through 3 years	2,260,000	1.88	2,053,000	2.22	207,000	10.08
Due after 3 years through 5 years	1,325,000	1.10	1,125,000	1.22	200,000	17.78
Due after 5 years through 15 years	1,000,000	0.83	1,000,000	1.08	—	—
Total principal amount	17,195,000	14.28	24,040,000	26.00	(6,845,000)	(28.47)

Variable-rate, callable or prepayable
Due in 1 year or less	—	—	—	—	—	—
Due after 1 year through 3 years	23,000,000	19.09	—	—	23,000,000	NM
Due after 3 years through 5 years	—	—	—	—	—	—
Due after 5 years through 15 years	—	—	—	—	—	—
Total principal amount	23,000,000	19.09	—	—	23,000,000	NM

Other (a)
Due in 1 year or less	77,462	0.06	76,228	0.08	1,234	1.62
Due after 1 year through 3 years	182,959	0.15	208,261	0.23	(25,302)	(12.15)
Due after 3 years through 5 years	6,942	0.01	33,116	0.04	(26,174)	(79.04)
Due after 5 years through 15 years	1,843	—	2,003	—	(160)	(7.99)
Total principal amount	269,206	0.22	319,608	0.35	(50,402)	(15.77)

Overdrawn and overnight deposit accounts	437	—	—	—	437	NM

Total principal amount advances	120,469,286	100.00%	92,466,404	100.00%	28,002,882	30.28%
Other adjustments, net (b)	(800,342)		(159,720)		(640,622)

Total advances	$119,668,944		$92,306,684		$27,362,260

NM — Not meaningful.
(a)Includes hybrid, fixed-rate amortizing/mortgage matched, convertible, callable or prepayable, and other advances.
(b)Consists of hedging valuation basis adjustments and unamortized premiums, discounts, and commitment fees.

Hedge volume — We hedge advances under the hedge accounting provisions when they qualify under those standards and as economic hedges when hedge effectiveness accounting provisions cannot be established.
The following table summarizes advances hedged under ASC 815 qualifying hedge by type of structure (in thousands):
Table 2.7        Hedged Advances by Type

Par Amount	September 30, 2026	December 31, 2025
Qualifying hedges
Fixed-rate bullets	$66,846,807	$57,231,100
Fixed-rate putable	871,500	1,531,500
Fixed-rate with embedded cap	80,000	80,000
Total qualifying hedges	$67,798,307	$58,842,600

Aggregate par amount of advances hedged	$67,798,307	$59,309,100
Fair value basis (hedging adjustments)	$(787,834)	$(149,229)
Putable and Callable Advances — The following table summarizes par amounts of advances that were still putable or callable, with one or more pre-determined option exercise dates remaining (in thousands):
Table 2.8        Putable and Callable Advances

	Advances
Par Amount	September 30, 2026	December 31, 2025
Putable	$871,500	$1,531,500
Callable	$23,000,000	$—
No-longer putable/callable	$377,000	$221,000

Investments
The following table summarizes changes in investments by categories: Interest-bearing deposits, Money market investments, Trading securities, Equity investments in Grantor trusts, Available-for-sale securities, and Held-to-maturity securities (Carrying values, dollars
in thousands):
Table 3.1        Investments by Categories

	September 30, 2026	December 31, 2025	Dollar Variance	Percentage Variance
State and local housing finance agency obligations, net (a)
Available-for-sale securities, at fair value	$1,667,158	$1,664,523	$2,635	0.16%
Held-to-maturity securities, at carrying value, net	172,059	151,604	20,455	13.49
Total HFA securities	1,839,217	1,816,127	23,090	1.27

U.S. Treasury notes, available-for-sale at fair value	540,802	560,272	(19,470)	(3.48)
Trading securities (b)	9,459,131	7,387,187	2,071,944	28.05
Mortgage-backed securities
Available-for-sale securities, at fair value	10,591,792	10,121,050	470,742	4.65
Held-to-maturity securities, at carrying value, net	12,104,340	10,338,563	1,765,777	17.08
Total MBS securities	22,696,132	20,459,613	2,236,519	10.93

Equity investments in Grantor trusts	105,049	103,707	1,342	1.29
Interest-bearing deposits	3,730,000	2,960,000	770,000	26.01
Securities purchased under agreements to resell	12,955,000	15,950,000	(2,995,000)	(18.78)
Federal funds sold	13,825,000	11,550,000	2,275,000	19.70

Total Investments	$65,150,331	$60,786,906	$4,363,425	7.18%

(a)We acquired $25.0 million of HTM State and local housing finance agency bonds for the nine months ended September 30, 2026.
Paydowns from the HTM portfolio were $4.5 million and paydowns from the AFS portfolio were $1.0 million for the same period.
(b)We acquired $5.5 billion and sold $2.4 billion par of U.S. Treasury securities in the nine months ended September 30, 2026.

The following table summarizes our investment debt securities issuer concentration (dollars in thousands):
Table 3.2        Investment Debt Securities Issuer Concentration

	September 30, 2026			December 31, 2025
Long Term Investment (a)	Carrying (b) Value	Fair value	Carrying value as a Percentage of Capital	Carrying (b) Value	Fair Value	Carrying value as a Percentage of Capital
MBS
Fannie Mae	$2,825,741	$2,780,479	30.12%	$2,107,351	$2,106,342	26.29%
Freddie Mac	19,865,982	19,642,038	211.78	18,347,280	18,247,320	228.91
Ginnie Mae	4,408	4,408	0.05	4,982	4,982	0.06
Non-MBS, net (c)	2,380,020	2,375,349	25.37	2,376,399	2,371,581	29.65
Total Investment Debt Securities	$25,076,151	$24,802,274	267.32%	$22,836,012	$22,730,225	284.91%

Categorized as:

Available-for-Sale Securities	$12,799,752	$12,799,752		$12,345,845	$12,345,845

Held-to-Maturity Securities, net	$12,276,399	$12,002,522		$10,490,167	$10,384,380

(a)Excludes Trading portfolio.
(b)Carrying values include fair values for AFS securities.
(c)Non-MBS — Includes Housing finance agency bonds and U.S. Government securities.
The following tables summarize external rating information of the held-to-maturity portfolio (carrying values in thousands):
Table 3.3        External Rating of the Held-to-Maturity Portfolio

	September 30, 2026
	AAA-rated	AA-rated	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$—	$12,104,340	$—	$—	$—	$12,104,340
State and local housing finance agency obligations	—	172,059	—	—	—	172,059
Total Long-term securities	$—	$12,276,399	$—	$—	$—	$12,276,399

	December 31, 2025
	AAA-rated	AA-rated	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$—	$10,338,563	$—	$—	$—	$10,338,563
State and local housing finance agency obligations	—	151,604	—	—	—	151,604
Total Long-term securities	$—	$10,490,167	$—	$—	$—	$10,490,167

The following tables summarize external rating information of the AFS portfolio (the carrying values of AFS investments are at fair values; in thousands):
Table 3.4        External Rating of the Available-for-Sale Portfolio

	September 30, 2026
	AAA-rated	AA-rated	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$—	$10,591,792	$—	$—	$—	$10,591,792
Housing and U.S. Obligations	154,005	2,053,955	—	—	—	2,207,960
Total Long-term securities	$154,005	$12,645,747	$—	$—	$—	$12,799,752

	December 31, 2025
	AAA-rated	AA-rated	A-rated	BBB-rated	Below Investment Grade	Total
Mortgage-backed securities	$—	$10,121,050	$—	$—	$—	$10,121,050
Housing and U.S. Obligations	154,129	2,070,666	—	—	—	2,224,795
Total Long-term securities	$154,129	$12,191,716	$—	$—	$—	$12,345,845
Weighted average rates — Mortgage-backed securities (HTM and AFS) — The following table summarizes weighted average rates
(yields) and amortized cost by contractual maturities (dollars in thousands):
Table 3.5        Mortgage-Backed Securities Weighted Average Rates by Contractual Maturities

	September 30, 2026		December 31, 2025
	Amortized Cost	Weighted Average Rate (a)	Amortized Cost	Weighted Average Rate (a)
Mortgage-backed securities
Due in one year or less	$1,428,185	3.33%	$1,407,215	3.04%
Due after one year through five years	6,943,112	3.05	6,914,188	3.21
Due after five years through ten years	9,010,542	3.94	8,230,958	3.69
Due after ten years	5,439,280	4.39	3,940,067	4.43
Total Mortgage-backed securities	$22,821,119	3.74%	$20,492,428	3.62%

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
thousands):
Table 3.6        Fair Value Hedges of Fixed-Rate Prepayable CMBS

	Fair Value Hedges of Fixed-Rate Prepayable CMBS
	September 30, 2026	December 31, 2025
Current face value of hedged CMBS	$10,345,003	$8,800,492
Partial-term hedge face value of hedged CMBS	$9,440,000	$7,985,000
Cumulative basis adjustment gains (losses) (a)	$(820,769)	$(363,915)
Interest rate swap contracts (par)	$9,440,000	$7,985,000

(a)Cumulative basis adjustment gains (losses) at September 30, 2026 and December 31, 2025 included immaterial balances of unamortized basis as a result of de-designation hedges.
Short-term investments
The following table summarizes par value, amortized cost and the carrying value (fair value) of the trading portfolio (in thousands):
Table 3.7        Trading Securities

	Trading Securities
	September 30, 2026	December 31, 2025
Par value	$9,670,925	$7,550,925
Amortized cost	$9,646,801	$7,483,249
Carrying/Fair value	$9,459,131	$7,387,187
The following table summarizes economic hedges of fixed-rate trading securities held for liquidity (in thousands):
Table 3.8        Economic Hedges of Fixed-rate Liquidity Trading Securities

	Economic Hedges of Fixed-Rate
	Trading Securities
	September 30, 2026	December 31, 2025
Par/Face amounts of portfolio of U.S. Treasury fixed-rate securities (a)	$9,670,925	$7,550,925
Par amounts of interest rate swaps	$9,640,208	$7,523,057

(a)Balances represent outstanding amounts of U.S. Treasury securities.
Mortgage Loans Held-for-Portfolio, Net
Mortgage loans are carried in the Statements of Condition at amortized cost, less allowance for credit losses. The outstanding unpaid principal balance was $2.9 billion at September 30, 2026, an increase of $266.9 million (net of acquisitions and paydowns) from the balance at December 31, 2025. Mortgage loan balances increased due to an increase in acquisitions. During 2026, the Bank purchased
$490.1 million of mortgage loans from members and paydowns were $208.3 million. Serious delinquencies at September 30, 2026 were slightly lower than December 31, 2025. Allowance for credit losses were $4.9 million at September 30, 2026 compared to $3.7 million at December 31, 2025.

Loan and PFI Concentration — Loan concentration was in New York State, as many of the largest PFIs are located in New York. The tables below summarize concentrations — Geographic and PFI.
Table 4.1        Geographic Concentration of Mortgage Loans

	September 30, 2026		December 31, 2025
	Number of loans	Amounts outstanding	Number of loans	Amounts outstanding
New York State	71.9%	67.2%	69.2%	62.3%
New Jersey State	18.1%	21.5%	20.3%	25.4%
Table 4.2        Top Five Participating Financial Institutions — Concentration (par value, dollars in thousands):

	September 30, 2026
	Mortgage Loans	Percent of Total Mortgage Loans
The Lyons National Bank	$305,046	10.64%
OceanFirst Bank	246,829	8.61
FourLeaf Federal Credit Union	242,104	8.45
Teachers Federal Credit Union	163,948	5.72
Manasquan Bank	123,578	4.31
All Others	1,784,508	62.27
Total	$2,866,013	100.00%

	December 31, 2025
	Mortgage Loans	Percent of Total Mortgage Loans
OceanFirst Bank	$276,575	10.64%
The Lyons National Bank	205,238	7.90
Teachers Federal Credit Union	160,259	6.17
Manasquan Bank	125,701	4.84
FourLeaf Federal Credit Union	119,448	4.60
All Others	1,711,936	65.85
Total	$2,599,157	100.00%
Debt Financing Activity and Consolidated Obligations
Our primary source of funds continues to be the issuance of Consolidated obligation bonds and discount notes. In aggregate, carrying balances of CO bonds and CO discount notes were $176.2 billion and $144.5 billion at September 30, 2026 and December 31, 2025, respectively. The carrying value of Consolidated obligation bonds was $105.0 billion (par, $105.2 billion) at September 30, 2026, compared to $68.5 billion (par, $68.4 billion) at December 31, 2025. The carrying value of Consolidated obligation discount notes outstanding was $71.3 billion at September 30, 2026 and $76.0 billion at December 31, 2025.
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

Consolidated obligation bonds
The following table summarizes types of Consolidated obligation bonds (CO Bonds) issued and outstanding (dollars in thousands):
Table 5.1        CO Bonds by Type

	September 30, 2026		December 31, 2025
	Amount	Percentage of Total	Amount	Percentage of Total
Fixed-rate, non-callable	$15,086,395	14.34%	$22,142,355	32.37%
Fixed-rate, callable	15,017,800	14.28	15,927,800	23.28
Step Up, callable	455,000	0.43	1,132,000	1.65
Step Down, callable	52,000	0.05	52,000	0.08
Floating rate, callable	2,120,000	2.02	25,000	0.04
Single-index floating rate	72,447,400	68.88	29,129,500	42.58
Total par value	$105,178,595	100.00%	$68,408,655	100.00%

Bond premiums	32,371		42,461
Bond discounts	(19,353)		(18,008)
Hedge valuation basis adjustments (a)	(310,447)		(51,438)
Hedge basis adjustments on de-designated hedges	86,533		92,610
FVO - valuation adjustments and accrued interest	(305)		(7,539)
Total Consolidated obligation bonds	$104,967,394		$68,466,741
.

(a)Hedging valuation basis adjustments — The application of ASC 815 accounting methodology resulted in the recognition of net cumulative hedge valuation basis gains of $0.3 billion at September 30, 2026 and $0.1 billion at December 31, 2025. Generally, hedge valuation basis gains and losses are unrealized and are expected to reverse to zero if the CO bonds are held to maturity or are called on the early option exercise dates.
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
The following table provides information on CO bonds in an ASC 815 qualifying hedge relationship (in thousands):
Table 5.2        CO Bonds Hedged under Qualifying Fair Value Hedges

	Consolidated Obligation Bonds
Par Amount	September 30, 2026	December 31, 2025
Qualifying hedges
Fixed-rate bullet bonds	$8,908,910	$14,739,580
Fixed-rate callable bonds	13,223,800	15,509,800
Total qualifying fair value hedges	$22,132,710	$30,249,380
The following table provides information on CO bonds elected under the fair value option (in thousands):
Table 5.3        CO Bonds Elected under the Fair Value Option (FVO)

	Consolidated Obligation Bonds
Par Amount	September 30, 2026	December 31, 2025
Bonds designated under FVO	$124,565	$564,405

The following table provides information on CO bonds in an economic hedge relationship (in thousands):
Table 5.4        Economic Hedges of CO Bonds (data in table excludes CO bonds elected under the FVO)

	Consolidated Obligation Bonds
Par Amount	September 30, 2026	December 31, 2025
Bonds designated as economically hedged
Floating-rate bonds	$20,000	$—
Fixed-rate bonds	$385,000	$200,000
CO Bonds — Maturity or Next Call Date
Callable bonds contain an exercise date or a series of exercise dates that may result in a shorter redemption period. The following table summarizes par amounts of Consolidated bonds outstanding by years to maturity or next call date (dollars in thousands):
Table 5.5        CO Bonds — Maturity or Next Call Date

	September 30, 2026		December 31, 2025
	Amount	Percentage of Total	Amount	Percentage of Total
Year of maturity or next call date (a)
Due or callable in one year or less	$72,162,045	68.61%	$49,083,920	71.75%
Due or callable after one year through two years	23,746,390	22.58	12,350,470	18.05
Due or callable after two years through three years	5,746,265	5.46	3,870,565	5.66
Due or callable after three years through four years	1,132,495	1.08	1,115,850	1.63
Due or callable after four years through five years	571,400	0.54	292,450	0.43
Thereafter	1,820,000	1.73	1,695,400	2.48
Total par value	$105,178,595	100.00%	$68,408,655	100.00%

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
shorter than the contractual maturity.
The following table summarizes callable bonds versus non-callable CO bonds outstanding (par amounts, in thousands):
Table 5.6        Outstanding Callable CO Bonds versus Non-callable CO bonds

	September 30, 2026	December 31, 2025
Callable	$17,644,800	$17,136,800
Non-Callable	$87,533,795	$51,271,855

CO Discount Notes
The following table summarizes CO discount notes issued and outstanding (dollars in thousands):
Table 5.7        Discount Notes Outstanding

	September 30, 2026	December 31, 2025
Par value	$71,736,487	$76,476,004
Amortized cost	$71,295,789	$76,011,550
Hedge value basis adjustments (a)	(34,113)	(7,377)
Hedge basis adjustments on de-designated hedges	(585)	(107)
FVO - valuation adjustments and remaining accretion	—	15,451
Total Consolidated obligation discount notes	$71,261,091	$76,019,517
Weighted average interest rate	3.76%	3.76%

(a)Notional amounts of $52.9 billion and $69.8 billion were hedged under ASC 815 qualifying fair value hedges at September 30,
2026 and December 31, 2025, respectively.
The following table summarizes fair value hedges of discount notes (in thousands):
Table 5.8        Fair Value Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2026	December 31, 2025
Discount notes hedged under qualifying hedge	$52,936,683	$69,840,769
The following table summarizes economic hedges of discount notes (in thousands):
Table 5.9        Economic Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Par Amount	September 30, 2026	December 31, 2025
Discount notes designated as economic hedges	$4,381,544	$1,581,960
The following table summarizes discount notes elected and outstanding under the FVO (in thousands):
Table 5.10        Discount Notes under the Fair Value Option (FVO)

	Consolidated Obligation Discount Notes
Par Amount	September 30, 2026	December 31, 2025
Discount notes designated under FVO (a)	$—	$562,507

(a)No discount notes elected under the FVO were outstanding at September 30, 2026.
The following table summarizes cash flow hedges of discount notes (in thousands):
Table 5.11        Cash Flow Hedges of Discount Notes

	Consolidated Obligation Discount Notes
Principal Amount	September 30, 2026	December 31, 2025
Discount notes hedged under qualifying hedge (a)	$1,072,000	$1,367,000

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
Derivatives and Hedging Activities.
Stockholders’ Capital
The following table summarizes the components of Stockholders’ capital (in thousands):
Table 6.1        Stockholders’ Capital

	September 30, 2026	December 31, 2025
Capital Stock (a)	$6,725,683	$5,411,075
Unrestricted retained earnings (b)	1,336,228	1,286,417
Restricted retained earnings (c)	1,421,689	1,328,728
Accumulated other comprehensive income (loss)	(103,238)	(11,117)
Total Capital	$9,380,362	$8,015,103

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
(c)Restricted retained earnings — Restricted retained earnings balance at September 30, 2026 has grown to $1.4 billion from the time the provisions were implemented in 2011 when the FHLBanks, including the FHLBNY, agreed to set up a restricted retained earnings account. The FHLBNY will allocate at least 20% of its net income to the FHLBNY’s Restricted retained earnings account until the balance of the account equals at least 1% of FHLBNY’s average balance of outstanding Consolidated obligations for the current calendar quarter. By way of reference, the Restricted retained earnings target calculated at
September 30, 2026 was $1.8 billion based on the FHLBNY’s average Consolidated obligations outstanding during the current calendar quarter, as compared to actual Restricted retained earnings of $1.4 billion at September 30, 2026. Also see Note 14.
Capital Stock and Mandatorily Redeemable Capital Stock.
The following table summarizes the components of AOCI (in thousands):
Table 6.2        Accumulated Other Comprehensive Income (Loss) (AOCI)

	September 30, 2026	December 31, 2025
Accumulated other comprehensive income (loss)
Net market value unrealized gains (losses) on available-for-sale securities	$(958,197)	$(395,395)
Net Fair value hedging gains (losses) on available-for-sale securities	820,769	363,915
Net Cash flow hedging gains (losses)	43,196	29,734
Employee supplemental retirement plans	(9,006)	(9,371)
Total Accumulated other comprehensive income (loss)	$(103,238)	$(11,117)
The following table summarizes dividends paid and payout ratios:
Table 6.3        Dividends Paid and Payout Ratios

	Nine months ended
	September 30, 2026	September 30, 2025
Cash dividends paid per share	$5.43	$6.07
Dividends paid (a)(c)	$322,034	$369,004
Payout ratio (b)	69.28%	78.77%

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
Table 7.1        Derivatives Counterparty Credit Ratings

	September 30, 2026
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non- Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Double A asset (c)	$203,000	$2,374	$(2,200)	$174	$—	$174
Single A asset (c)	7,742,300	43,605	(7,490)	36,115	(25,953)	10,162
Triple B asset (c)	2,650,000	6,016	(5,530)	486	—	486
Cleared derivatives assets (d)	150,798,560	14,743	—	14,743	816,426	831,169
	161,393,860	66,738	(15,220)	51,518	790,473	841,991
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	4,454,000	(35,486)	36,280	794	—	794
Cleared derivatives liability (d)	420,157	—	—	—	22,859	22,859
	4,874,157	(35,486)	36,280	794	22,859	23,653
Total derivative positions with non-member counterparties to which the Bank had credit exposure	166,268,017	31,252	21,060	52,312	813,332	865,644
Delivery commitments
Derivative position with delivery commitments	58,816	—	—	—	—	—
Total derivative position with members	58,816	—	—	—	—	—
Total	$166,326,833	$31,252	$21,060	$52,312	$813,332	$865,644
Derivative positions without credit exposure	$14,952,815
Total notional amount	$181,220,832

	December 31, 2025
Credit Rating	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged To (From) Counterparties (a)	Balance Sheet Net Credit Exposure	Non- Cash Collateral Pledged To (From) Counterparties (b)	Net Credit Exposure to Counterparties
Non-member counterparties
Asset positions with credit exposure
Uncleared derivatives
Single A asset (c)	$9,437,250	$53,873	$12,620	$66,493	$(55,758)	$10,735
Cleared derivatives assets (d)	159,123,222	31,982	—	31,982	813,135	845,117
	168,560,472	85,855	12,620	98,475	757,377	855,852
Liability positions with credit exposure
Uncleared derivatives
Single A liability (c)	4,530,550	(24,300)	25,300	1,000	—	1,000
Cleared derivatives liability (d)	414,657	—	—	—	32,443	32,443
	4,945,207	(24,300)	25,300	1,000	32,443	33,443
Total derivative positions with non-member counterparties to which the Bank had credit exposure	173,505,679	61,555	37,920	99,475	789,820	889,295
Delivery commitments
Derivative position with delivery commitments	36,458	73	—	73	(73)	—
Total derivative position with members	36,458	73	—	73	(73)	—
Total	$173,542,137	$61,628	$37,920	$99,548	$789,747	$889,295
Derivative positions without credit exposure	$25,349,958
Total notional amount	$198,855,637

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
(c)NRSRO Ratings.
(d)On cleared derivatives, we are required to pledge initial margin (considered as collateral) to Derivative Clearing Organizations
(DCOs) in cash or securities. We had pledged $839.3 million and $845.6 million in marketable securities as collateral at
September 30, 2026 and December 31, 2025, respectively. At September 30, 2026 and December 31, 2025, we did not pledge cash as collateral.
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
Table 8.1        Deposit Liquidity

For the Quarters Ended	Average Deposit Reserve Required	Average Actual Deposit Liquidity	Excess
September 30, 2026	$2,155	$123,219	$121,064
June 30, 2026	2,332	116,285	113,953
March 31, 2026	2,485	100,936	98,451
December 31, 2025	2,886	89,905	87,019
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
We met these requirements at all times.
The following table summarizes excess operational liquidity (in millions):
Table 8.2        Operational Liquidity

For the Quarters Ended	Average Balance Sheet Liquidity Requirement	Average Actual Operational Liquidity	Excess
September 30, 2026	$29,724	$58,297	$28,573
June 30, 2026	30,260	53,517	23,257
March 31, 2026	24,495	50,476	25,981
December 31, 2025	24,437	48,370	23,933
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
Contingency liquidity is measured daily. We met these requirements at all times.

The following table summarizes excess contingency liquidity (in millions):
Table 8.3        Contingency Liquidity

For the Quarters Ended	Average Five Day Requirement	Average Actual Contingency Liquidity	Excess
September 30, 2026	$4,032	$57,403	$53,371
June 30, 2026	3,295	51,522	48,227
March 31, 2026	4,293	48,491	44,198
December 31, 2025	3,279	44,267	40,988
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
Results of Operations
The following section provides a comparative discussion of the FHLBNY’s results of operations for the three and nine months ended
September 30, 2026 and 2025. For a discussion of the critical accounting estimates used by the FHLBNY that affect the results of operations, see financial statements, Note 1. Summary of Significant Accounting Policies in the Bank's most recent 2025 Form 10-K filed on March 20, 2026.
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
hedging activities, and earnings from investing our shareholders’ capital.

Summarized below are the principal components of net income (in thousands):
Table 9.1        Principal Components of Net Income

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Total interest income	$1,963,831	$1,850,248	$5,397,598	$5,567,568
Total interest expense	1,749,306	1,638,275	4,752,502	4,926,065
Net interest income before provision for credit losses	214,525	211,973	645,096	641,503
Provision (Reversal) for credit losses	675	(288)	1,267	(148)
Net interest income after provision for credit losses	213,850	212,261	643,829	641,651
Total other income (loss)	27,389	31,948	74,479	72,030
Total other expenses	66,111	66,701	201,813	193,123
Income before assessments	175,128	177,508	516,495	520,558
Affordable Housing Program Assessments	17,525	17,767	51,689	52,097
Net income	$157,603	$159,741	$464,806	$468,461
Net Income — 2026 Third Quarter Compared to 2025 Third Quarter
Net income — For the FHLBNY, net income consists of net interest income, less the provision (or reversal) for credit losses, plus other income (loss), less other expenses and assessments set aside for the FHLBNY’s Affordable Housing Program. Net income for the third quarter of 2026 was $157.6 million, a decrease of $2.1 million, or 1.3%, compared to the third quarter of 2025. The decrease in net income was driven by changes in the components discussed below.
Net interest income — Net interest income before the provision for credit losses was $214.5 million, an increase of $2.6 million, or
1.2%, compared to the same period in 2025. Net interest spread was 24 basis points for the third quarter of 2026 compared to 30 basis points in the prior-year period. For additional information, see Table 9.2 Net Interest Income and accompanying discussions in this
MD&A.
Other income (loss) — Other income (loss) was a gain of $27.4 million in the third quarter of 2026, compared to a gain of $31.9 million in the same period in 2025. The decrease in non-interest income was primarily due to market value decreases in mortgage commitments and employee non-qualified retirement plan assets, particularly as yields increased through the quarter. These impacts were partially offset by an increase in net unrealized fair value gains on derivatives and trading securities held for liquidity management.
•Service fees and other totaled $6.5 million in the third quarter of 2026, compared to $5.3 million in the prior-year period.
Service fees and other primarily consist of fees earned from financial letters of credit.
•Financial instruments carried at fair values resulted in net valuation losses of $4.4 million in the third quarter of 2026, compared to net valuation losses of $12.6 million in the same period in 2025. For additional information, see financial statements, Fair Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 9.9 Other Income
(Loss) and accompanying discussions in this MD&A.
•Derivative activities generated net gains of $60.3 million in the third quarter of 2026, compared to net gains of $10.4 million in the same period in 2025. For more information, see Table 9.11 Other Income (Loss) — Impact of Derivative Gains and
Losses and accompanying discussions in this MD&A.
•Securities gains (losses) reflected net fair value losses of $32.2 million in the third quarter of 2026, compared to net fair value gains of $23.6 million in the prior-year period.
•Equity Investments held to fund obligations under a nonqualified pension plan generated net fair value losses of $2.8 million in the third quarter of 2026 compared to net gains of $5.3 million in the same period in 2025.

Other expenses were $66.1 million in the third quarter of 2026, compared to $66.7 million in the same period in 2025. Other expenses primarily consist of operating expenses, compensation and benefits, our share of expenses of the Office of Finance and the
Federal Housing Finance Agency, and voluntary contributions.
•Operating expenses were $21.9 million in the third quarter of 2026, down from $22.9 million in the prior-year period. The decrease in operating expenses was primarily attributable to fewer license fees.
•Compensation and benefits expense was $29.1 million in the third quarter of 2026, compared to $29.4 million in the same period in 2025.
•Voluntary contributions were $7.7 million in the third quarter of 2026, compared to $6.3 million in the prior-year period.
These contributions supported various housing program initiatives, grants and charitable contributions. These voluntary contributions are in excess of the Bank’s AHP statutory requirement.
•Finance Agency and Office of Finance expenses allocated for our share of the costs to operate the Office of Finance and the
Federal Housing Finance Agency were $5.2 million in the third quarter of 2026, compared to $6.1 million in the third quarter of 2025.
•Other expenses were $2.2 million in the third quarter of 2026, compared to $2.0 million in the same period in 2025.
Net Income — Year-to-Date Period Ended September 30, 2026, Compared to Year-to-Date Period Ended September 30, 2025
Net income — Net income for the current year was $464.8 million, a decrease of $3.7 million, or 0.8% compared to the same period in 2025.
Net interest income — Net interest income before the provision for credit losses was $645.1 million, an increase of $3.6 million, or
0.6%, compared to the same period in 2025. Net interest spread decreased to 29 basis points for the current year-to-date period from
30 basis points in the prior-year period. For additional information, see Table 9.2 Net Interest Income and accompanying discussions in this MD&A.
Other income (loss) — Other income (loss) in the year-to-date period was a gain of $74.5 million compared to a gain of $72.0 million in the same period in the prior year.
•Service fees and other totaled $19.2 million in the current year, compared to $16.3 million in the prior-year period.
•Financial instruments carried at fair values resulted in net valuation losses of $7.0 million in the current year, compared to net valuation losses of $40.8 million in the same period in 2025. For additional information, see financial statements, Fair
Value Option Disclosures in Note 18. Fair Values of Financial Instruments. Also see Table 9.9 Other Income (Loss) and
accompanying discussions in this MD&A.
•Derivative activities generated net gains of $149.5 million in the current year, compared to net losses of $27.6 million in the same period in 2025. For more information, see Table 9.11 Other Income (Loss) — Impact of Derivative Gains and Losses
and accompanying discussions in this MD&A.
•Securities gains (losses) reflected net fair value losses of $91.9 million in the current year, compared to net fair value gains of $113.3 million in the prior-year period.
•Equity Investments held to fund obligations under a nonqualified pension plan generated net fair value gains of $4.0 million in the current year compared to net gains of $10.8 million in the same period in 2025.
•Litigation settlement reported gains of $0.8 million from LIBOR-based financial instrument antitrust litigation in the current year compared to net gains of $7.0 thousand in the same period in 2025.
Other expenses were $201.8 million in the year-to-date period, compared to $193.1 million in the same period in the prior year.
•Operating expenses were $69.6 million in the year-to-date period, up from $66.0 million in the prior year period primarily due to technology-related investments.

•Compensation and benefits were $91.8 million in the year-to-date period, up from $89.9 million in the prior year period.
•Voluntary contributions were $18.4 million in the year-to-date period, up from $13.6 million in the prior year period.
•Finance Agency and Office of Finance expense allocated for our share of the costs to operate the Office of Finance and the
Federal Housing Finance Agency were $15.5 million in the year-to-date period, compared to $17.5 million in the prior year period.
•Other expenses were $6.5 million in the year-to-date period and $6.1 million in the prior year period. Other expenses included non-service elements of Net periodic pension benefit costs, and derivative clearing fees.
Net Interest Income, Interest Rate Margin and Interest Rate Spread
Net interest income is our principal source of net income. It represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.
The following table summarizes net interest income (dollars in thousands):
Table 9.2        Net Interest Income

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
Total interest income (a)	$1,963,831	$1,850,248	6.14%	$5,397,598	$5,567,568	(3.05)%
Total interest expense (a)	1,749,306	1,638,275	6.78	4,752,502	4,926,065	(3.52)
Net interest income before provision for credit losses	$214,525	$211,973	1.20%	$645,096	$641,503	0.56%

(a)Total Interest Income and Total Interest Expense — See Tables 9.6 and 9.8 and accompanying discussions
Net interest income before the provision for credit losses was $214.5 million for the third quarter of 2026, an increase of $2.6 million, or 1.2%, compared to the third quarter of 2025. The slight increase primarily reflected higher average interest-earning asset balances, partially offset by lower market interest rates.  Average interest-earning assets increased to $196.0 billion in the third quarter of 2026 from $161.5 billion in the prior-year period. The average yield on earning assets declined by 58 basis points year over year. The decline in yields was driven primarily by advances, including overnight, short-term, and variable-rate advances that repriced to lower rates.
Net interest spread was 24 basis points in the third quarter of 2026 and 30 basis points in the third quarter of 2025. Net interest margin, which measures net interest income as a percentage of average interest-earning assets, was 43 basis points in the third quarter of 2026, compared to 52 basis points in the prior-year period. Net spreads decreased in light of a lower growth rate in the investment portfolio and increased term funding activity to manage the market and funding risk profiles of the balance sheet.
Average stockholders' capital, which generally provides a source of interest-free funding and is typically invested in short-term interest-earning assets, was $9.7 billion in the third quarter of 2026, compared to $8.4 billion in the third quarter of 2025.
Stockholders' capital, including capital stock and retained earnings, contributed to net interest income by providing funding that does not incur interest expense.
In the 2026 year-to-date period, Net interest spread was 29 basis points compared to 30 basis points in the same period in 2025. Net interest margin in the 2026 year-to-date period was 47 basis points compared to 52 basis points in the same period in 2025.
Net interest settlements on derivatives designated as hedges of assets and liabilities under ASC 815 resulted in income of $30.0 million in the third quarter of 2026, compared to expense of $8.1 million in the third quarter of 2025. In the current year-to-date period, we recorded income of $92.1 million, compared to income of $27.0 million in the prior-year period. Interest settlement income is driven by the differential between the fixed rates on hedging swaps and the benchmark variable rates associated with the swaps'
floating legs. Changes in net interest settlement income during the period were consistent with movements in benchmark interest rates, and the related hedging transactions continued to achieve their intended interest rate risk management objectives.

Impact of Qualifying Hedges on Net Interest Income
The following table summarizes the impact of net interest adjustments from qualifying hedge interest rate swaps (in thousands):
Table 9.3        Net Interest Adjustments from Qualifying Hedge Interest Rate Swaps

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Interest income	$1,919,975	$1,725,990	$5,241,923	$5,192,687
Fair value hedging effects	2,197	(138)	2,753	(2,779)
Amortization of basis adjustment	33	39	102	81
Interest rate swap accruals	51,757	131,820	175,485	408,289
Price alignment amount (a)	(10,131)	(7,463)	(22,665)	(30,710)
Reported interest income	1,963,831	1,850,248	5,397,598	5,567,568

Interest expense	1,730,551	1,507,729	4,686,706	4,577,821
Fair value hedging effects	6,689	(1,138)	7,207	(528)
Amortization of basis adjustment	415	(809)	(2,100)	(1,772)
Interest rate swap accruals	11,548	131,846	59,450	348,969
Price alignment amount (b)	103	647	1,239	1,575
Reported interest expense	1,749,306	1,638,275	4,752,502	4,926,065
Net interest income	$214,525	$211,973	$645,096	$641,503
Net interest adjustment - interest rate swaps	$25,101	$(6,288)	$89,879	$26,637

(a)Relates to derivatives for which variation margin payments are characterized as daily settled contracts. Price alignment amount in Interest income for advances hedged were $4.7 million expense in the third quarter of 2026 and $3.2 million expense in the same period in 2025. In the year-to-date period ended September 30, 2026 and 2025, Interest income for advances hedged were
$9.9 million expense and $14.9 million expense. Price alignment amount in Interest income for AFS debt securities hedged were
$5.4 million expense in the third quarter of 2026 and $4.3 million expense in the same period in 2025. In the year-to-date period ended September 30, 2026 and 2025, Interest income for AFS debt securities hedged were $12.8 million expense and $15.8 million expense.
(b)Relates to derivatives for which variation margin payments are characterized as daily settled contracts. Price alignment amount in Interest expense for Consolidated obligation bonds hedged were $0.2 million expense in the third quarter of 2026 and $0.8 million expense in the same period in 2025. In the year-to-date period ended September 30, 2026 and 2025, Interest expense for
Consolidated obligation bonds hedged were $1.6 million expense and $1.9 million expense. Price alignment amount in Interest expense for Consolidated obligation discount notes hedged were $0.1 million income in the third quarter of 2026 and $0.2 million income in the same period in 2025. In the year-to-date period ended September 30, 2026 and 2025, Interest expense for
Consolidated obligation discount notes hedged were $0.3 million income and $0.3 million income.

Spread and Yield Analysis — 2026 period compared to 2025
Table 9.4        Spread and Yield Analysis

	Three months ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/Rate (a)	Average Balance	Interest Income/ Expense	Yield/Rate (a)
Earning Assets:
Advances	$124,732,010	$1,279,638	4.07%	$100,672,414	$1,200,721	4.73%
Interest bearing deposits and others	3,943,829	37,384	3.76	3,249,476	36,003	4.40
Securities purchased under agreements to resell	12,308,500	115,468	3.72	7,458,587	81,743	4.35
Federal funds sold	17,799,837	166,922	3.72	18,136,848	199,571	4.37
Investments
Trading securities	9,339,324	74,960	3.18	7,107,332	55,943	3.12
Mortgage-backed securities
Fixed	15,623,390	153,996	3.91	15,124,441	158,209	4.15
Floating	7,012,339	78,214	4.43	5,386,634	69,710	5.13
Available-for-sale Treasuries	555,985	5,403	3.86	224,274	2,185	3.87
State and local housing finance agency obligations	1,836,993	20,628	4.46	1,599,456	20,751	5.15
Mortgage loans held-for-portfolio	2,850,059	30,790	4.29	2,505,762	25,322	4.01
Loans to other FHLBanks	46,196	428	3.67	8,152	90	4.38

Total interest-earning assets	$196,048,462	$1,963,831	3.97%	$161,473,376	$1,850,248	4.55%

Funded By:
Consolidated obligation bonds
Fixed	$32,676,589	$294,461	3.58%	$56,889,846	$591,019	4.12%
Floating	68,479,087	655,633	3.80	31,098,072	350,708	4.47
Consolidated obligation discount notes	82,855,289	779,538	3.73	61,900,350	665,694	4.27
Interest-bearing deposits and other borrowings	2,162,782	19,556	3.59	2,893,781	30,686	4.21
Mandatorily redeemable capital stock	7,912	118	5.96	9,159	168	7.26

Total interest-bearing liabilities	186,181,659	1,749,306	3.73%	152,791,208	1,638,275	4.25%

Other non-interest-bearing funds	187,077	—		316,194	—
Capital	9,679,726	—		8,365,974	—

Total Funding	$196,048,462	$1,749,306		$161,473,376	$1,638,275

Net Interest Income/Spread		$214,525	0.24%		$211,973	0.30%

Net Interest Margin
(Net interest income/Earning Assets)			0.43%			0.52%

	Nine months ended September 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest Income/ Expense	Yield/Rate (a)	Average Balance	Interest Income/ Expense	Yield/Rate (a)
Earning Assets:
Advances	$115,189,574	$3,491,309	4.05%	$103,447,536	$3,667,872	4.74%
Interest bearing deposits and others	3,631,453	101,629	3.74	3,263,161	107,880	4.42
Securities purchased under agreements to resell	11,225,696	311,276	3.71	5,729,081	186,842	4.36
Federal funds sold	15,887,300	439,705	3.70	19,440,612	637,534	4.38
Investments
Trading securities	9,472,902	226,070	3.19	7,574,744	180,909	3.19
Mortgage-backed securities
Fixed	15,415,890	449,502	3.90	15,040,579	465,961	4.14
Floating	6,382,322	214,546	4.49	4,888,639	188,005	5.14
Available-for-sale Treasuries	556,651	16,021	3.85	75,579	2,185	3.87
State and local housing finance agency obligations	1,823,883	60,574	4.44	1,510,561	58,149	5.15
Mortgage loans held-for-portfolio	2,746,763	86,266	4.20	2,429,363	71,864	3.96
Loans to other FHLBanks	25,458	700	3.67	11,172	367	4.39

Total interest-earning assets	$182,357,892	$5,397,598	3.96%	$163,411,027	$5,567,568	4.56%

Funded By:
Consolidated obligation bonds
Fixed	$34,842,311	$923,156	3.54%	$56,130,294	$1,722,336	4.10%
Floating	44,228,789	1,248,480	3.77	33,920,703	1,132,996	4.47
Consolidated obligation discount notes	91,656,920	2,518,835	3.67	61,723,163	1,984,161	4.30
Interest-bearing deposits and other borrowings	2,321,911	61,640	3.55	2,739,514	86,158	4.20
Mandatorily redeemable capital stock	7,528	391	6.95	7,198	414	7.68

Total interest-bearing liabilities	173,057,459	4,752,502	3.67%	154,520,872	$4,926,065	4.26%

Other non-interest-bearing funds	120,142	—		432,193	—
Capital	9,180,291	—		8,457,962	—

Total Funding	$182,357,892	$4,752,502		$163,411,027	$4,926,065

Net Interest Income/Spread		$645,096	0.29%		$641,503	0.30%

Net Interest Margin
(Net interest income/Earning Assets)			0.47%			0.52%

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
Table 9.5        Rate and Volume Analysis

	For the three months ended
	September 30, 2026 vs. September 30, 2025
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$261,643	$(182,726)	$78,917
Interest bearing deposits and others	7,030	(5,649)	1,381
Securities purchased under agreements to resell	46,885	(13,160)	33,725
Federal funds sold	(3,647)	(29,002)	(32,649)
Investments
Trading securities	17,895	1,122	19,017
Mortgage-backed securities
Fixed	5,109	(9,322)	(4,213)
Floating	19,045	(10,541)	8,504
Available-for-sale Treasuries	3,224	(6)	3,218
State and local housing finance agency obligations	2,864	(2,987)	(123)
Mortgage loans held-for-portfolio	3,639	1,829	5,468
Loans to other FHLBanks	355	(17)	338

Total interest income	364,042	(250,459)	113,583

Interest Expense
Consolidated obligation bonds
Fixed	(226,117)	(70,441)	(296,558)
Floating	365,001	(60,076)	304,925
Consolidated obligation discount notes	204,765	(90,921)	113,844
Deposits and borrowings	(7,028)	(4,102)	(11,130)
Mandatorily redeemable capital stock	(22)	(28)	(50)

Total interest expense	336,599	(225,568)	111,031

Changes in Net Interest Income	$27,443	$(24,891)	$2,552

	For the nine months ended
	September 30, 2026 vs. September 30, 2025
	Increase (Decrease)
	Volume	Rate	Total
Interest Income
Advances	$389,810	$(566,373)	$(176,563)
Interest bearing deposits and others	11,384	(17,635)	(6,251)
Securities purchased under agreements to resell	156,039	(31,605)	124,434
Federal funds sold	(106,717)	(91,112)	(197,829)
Investments
Trading securities	45,300	(139)	45,161
Mortgage-backed securities
Fixed	11,423	(27,882)	(16,459)
Floating	52,322	(25,781)	26,541
Available-for-sale Treasuries	13,846	(10)	13,836
State and local housing finance agency obligations	11,065	(8,640)	2,425
Mortgage loans held-for-portfolio	9,782	4,620	14,402
Loans to other FHLBanks	401	(68)	333

Total interest income	594,655	(764,625)	(169,970)

Interest Expense
Consolidated obligation bonds
Fixed	(587,638)	(211,542)	(799,180)
Floating	308,980	(193,496)	115,484
Consolidated obligation discount notes	854,775	(320,101)	534,674
Deposits and borrowings	(12,121)	(12,397)	(24,518)
Mandatorily redeemable capital stock	18	(41)	(23)

Total interest expense	564,014	(737,577)	(173,563)

Changes in Net Interest Income	$30,641	$(27,048)	$3,593

The principal categories of Interest Income are summarized below (dollars in thousands):
Table 9.6        Interest Income — Principal Sources

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
Interest Income
Advances	$1,279,638	$1,200,721	6.57%	$3,491,309	$3,667,872	(4.81)%
Interest-bearing deposits	37,384	36,003	3.84	101,629	107,880	(5.79)
Securities purchased under agreements to resell	115,468	81,743	41.26	311,276	186,842	66.60
Federal funds sold	166,922	199,571	(16.36)	439,705	637,534	(31.03)
Trading securities	74,960	55,943	33.99	226,070	180,909	24.96
Mortgage-backed securities
Fixed	153,996	158,209	(2.66)	449,502	465,961	(3.53)
Floating	78,214	69,710	12.20	214,546	188,005	14.12
Available-for-sale Treasuries	5,403	2,185	147.28	16,021	2,185	633.23
State and local housing finance agency obligations	20,628	20,751	(0.59)	60,574	58,149	4.17
Mortgage loans held-for-portfolio	30,790	25,322	21.59	86,266	71,864	20.04
Loans to other FHLBanks	428	90	375.56	700	367	90.74
Total interest income	$1,963,831	$1,850,248	6.14%	$5,397,598	$5,567,568	(3.05)%

Interest Income
Interest income for the third quarter of 2026 was $2.0 billion, an increase of $113.6 million, or 6.1%, from the same period in 2025.
For context, interest expense increased by 6.8% over the same period.
The increase in interest income was primarily from higher average earning asset balances which increased income by $364.0 million, partially offset by lower interest rates which reduced income by $250.5 million.
Aggregate yield on earning assets was 3.97% in the third quarter of 2026, compared to 4.55% in the third quarter of 2025. See Table
9.4, Spread and Yield Analysis, and Table 9.5, Rate and Volume Analysis, for additional information regarding the effects of changes in interest rates and business volume.
Interest income in the 2026 year-to-date period was $5.4 billion, a decrease of $0.2 billion, or 3.1% compared to the same period in the prior year. For context, interest expense decreased by 3.5% compared to the year-to-date period in the prior year. The decrease in interest income was primarily attributable to lower interest rates, which reduced income by $0.8 billion, partially offset by a $0.6 billion increase resulting from higher average earning asset balances. Aggregate yield earned on earning assets in the 2026 year-to-
date period was 396 basis points, compared to 456 basis points in the same period in the prior year.
Advances — Interest income from advances increased by $78.9 million or 6.6% in the 2026 third quarter, compared to the same period in the prior year. Average advances balances increased to $124.7 billion from $100.7 billion in the prior-year period. The increase in interest income from advances was driven by higher average advances balances, increasing income by $261.6 million, partially offset by lower market interest rates, which reduced income by $182.7 million.  Lower market rates principally reduced yields on overnight, short-term, and variable-rate advances as those instruments repriced to lower rates. As a result, the yield on advances declined to 407 basis points in the third quarter of 2026 from 473 basis points in the third quarter of 2025.
On a year-to-date basis, interest income from advances decreased by $0.2 billion or 4.8%. Average advance balances increased to
$115.2 billion from $103.4 billion; however, the aggregate yield on advances declined to 405 basis points from 474 basis points, more than offsetting the benefit of higher volumes.

Table 9.7        Advance Prepayment Fees (in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Gross amount of prepayment fees received from advance borrowers	$428	$145	$2,358	$996
Gross amount of prepayment credits paid to advance borrowers	—	—	—	(186)
Hedging fair value adjustments	(31)	—	(564)	310
Other (a)	—	449	4,770	4,643
Total advance prepayment fees, net	$397	$594	$6,564	$5,763

(a)  Recognition of deferred prepayment fees.
The principal categories of Interest expense are summarized below (dollars in thousands):
Table 9.8        Interest Expense — Principal Categories

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Percentage Change	2026	2025	Percentage Change
Interest Expense
Consolidated obligations bonds
Fixed	$294,461	$591,019	(50.18)%	$923,156	$1,722,336	(46.40)%
Floating	655,633	350,708	86.95	1,248,480	1,132,996	10.19
Consolidated obligations discount notes	779,538	665,694	17.10	2,518,835	1,984,161	26.95
Deposits	19,262	29,623	(34.98)	60,919	84,439	(27.85)
Mandatorily redeemable capital stock	118	168	(29.76)	391	414	(5.56)
Cash collateral held and other borrowings	267	1,063	(74.88)	694	1,707	(59.34)
Securities sold under agreement to repurchase	27	—	NM	27	12	125.00
Total interest expense	$1,749,306	$1,638,275	6.78%	$4,752,502	$4,926,065	(3.52)%

NM — Not meaningful.
Interest Expense
Interest expense for the third quarter of 2026 was $1.7 billion, an increase of 6.8% from the same period in 2025. The increase was primarily driven by higher average balances in short-term Consolidated obligations, partially offset by lower market interest rates. For context, interest income increased 6.1% over the same period in 2025.
Lower interest rates reduced funding costs by $225.6 million, while higher funding volumes increased funding costs by $336.6 million compared to the third quarter of 2025. The aggregate cost of funds declined to 373 basis points in the third quarter of 2026 from 425 basis points in the prior-year period.
Our funding mix changed during the third quarter of 2026 compared to the same period in 2025, reflecting increased reliance on floating-rate CO bonds and CO discount notes and a reduced proportion of fixed-rate CO bonds. CO discount notes funded 42.3% of average earning assets in the third quarter of 2026, compared to 38.3% in the third quarter of 2025. Floating-rate CO bonds funded
34.9% of average earning assets, compared to 19.3% in the third quarter of 2025 while fixed-rate CO bonds funded 16.7% of average earning assets in the third quarter of 2026, down from 35.2% in the prior-year period.
Interest expense was $4.8 billion for the 2026 current year, a decrease of $0.2 billion, or 3.5%, compared to the same period in 2025.
The decline in interest expense reflected lower funding costs and changes in the Bank's funding mix. For context, interest income decreased by $0.2 billion, or 3.1%, during the same period, as lower market interest rates reduced asset yields.
Fixed-rate CO bonds funded 19.1% of average earning assets in the 2026 current year, compared to 34.3% in the prior-year period.
Floating-rate CO bonds funded 24.3% of average earning assets, compared to 20.8% during the same period in 2025. The reduction in the proportion of earning assets funded through CO bonds versus discount notes reflects changes in the Bank's funding composition during the period.
Analysis of Non-Interest Income (Loss) —  2026 Third quarter Compared to 2025 Third quarter
The principal components of Non-interest income (loss) are summarized below (in thousands):
Table 9.9        Other Income (Loss)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Other income (loss)
Service fees and other (a)	$6,457	$5,325	$19,215	$16,345
Instruments held under the fair value option gains (losses)	(4,361)	(12,592)	(7,026)	(40,753)
Derivative gains (losses)	60,293	10,380	149,457	(27,605)
Securities gains (losses)	(32,170)	23,561	(91,871)	113,252
Equity investments gains (losses)	(2,830)	5,267	3,954	10,784
Litigation settlement	—	7	751	7
Gains (losses) from extinguishment of debt	—	—	(1)	—
Total other income (loss)	$27,389	$31,948	$74,479	$72,030

(a)Service fees and other, net — Service fees are from providing correspondent banking services to members, primarily fees earned on standby financial letters of credit. Letters of credit are generally issued on behalf of members to units of state and local governments to collateralize their deposits at member banks. Fee income earned on financial letters of credit were $5.6 million in the third quarter of the current year, compared to $4.5 million in the same period in the prior year. On a year-to-date basis through September 30, 2026, Service fees earned on financial letters of credit were $16.8 million in the current year, compared to
$13.8 million in the same period in the prior year. Immaterial amounts of fees paid, and other expenses were included in reported revenues.
The following table summarizes unrealized and realized gains (losses) in the trading portfolio (in thousands):
Table 9.10        Net Gains (Losses) on Trading Securities Recorded in the Statements of Income

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net unrealized gains (losses) on trading securities held at period-end	$(32,396)	$23,643	$(91,607)	$116,141
Net gains (losses) on trading securities sold/matured during the period	226	(735)	(264)	(3,542)
Net gains (losses) on trading securities	$(32,170)	$22,908	$(91,871)	$112,599
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
Changes in unrealized fair values and realized gains (losses) are recorded in the Statements of Income as Other income. Par amounts of securities outstanding was $9.7 billion at September 30, 2026 and $7.6 billion at December 31, 2025.
Other income (loss) — Derivatives and Hedging Activities — 2026 Third quarter Compared to 2025 Third quarter
For derivatives that are not designated in qualifying hedge relationship (i.e., in an economic hedge), the derivatives are considered as a
“standalone” instrument and fair value changes are recorded in Other income (loss), without the offset of valuation of a hedged item.
Gains and losses recorded in Other income (loss) on standalone derivatives include net interest accruals.

The following table presents fair value changes of derivatives in economic hedges (i.e. not in an ASC 815 qualifying hedge) in Other income (loss):
Table 9.11        Other Income (Loss) — Impact of Derivative Gains and Losses (in thousands)

	Impact on Other Income (Loss)
	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Derivatives not designated as hedging instruments
Interest rate swaps (a)	$43,370	$(18,884)	$100,449	$(114,100)
Caps or floors	2,615	1,108	3,154	974
Mortgage delivery commitments	(3,824)	466	(4,001)	762
Swaps economically hedging instruments designated under FVO (b)	3,150	12,356	7,288	40,845
Accrued interest on derivatives in economic hedging relationships (c)	16,385	16,303	46,354	46,906
Net gains (losses) related to derivatives not designated as hedging instruments	61,696	11,349	153,244	(24,613)
Price alignment amount (d)	(1,403)	(969)	(3,787)	(2,992)
Net gains (losses) on derivatives and hedging activities	$60,293	$10,380	$149,457	$(27,605)

(a)Represents fair value changes recorded in Other income, primarily interest rate swaps in economic hedges of U.S. Treasury fixed-
rate securities recorded fair value gains of $35.5 million in the third quarter of 2026, compared to fair value losses of $19.1 million in the third quarter of 2025. In the year-to-date period in the current year, fair value gains of $94.7 million were recorded compared to fair value losses of $114.4 million in the prior year period. The swaps are structured to mitigate the volatility of price changes of the liquidity portfolio of fixed-rate U.S. Treasury notes.
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
Table 9.12        Operating Expenses, and Compensation and Benefits

	Three months ended September 30,
	2026	Percentage of Total	2025	Percentage of Total
Operating Expenses (a)
Compensation & Benefits	$29,102	44.02%	$29,404	44.08%
Occupancy	3,067	4.64	2,960	4.44
Depreciation	4,643	7.02	4,249	6.37
Contractual and Computer Service Agreements	11,412	17.26	12,446	18.66
Other Operating Expenses (b)	2,746	4.16	3,250	4.87
Total Operating Expenses	50,970	77.10	52,309	78.42
Voluntary Contributions	7,684	11.62	6,306	9.46
Finance Agency and Office of Finance (c)	5,236	7.92	6,083	9.12
Other Expenses (d)	2,221	3.36	2,003	3.00
Total Operating Expenses and Others	$66,111	100.00%	$66,701	100.00%

	Nine months ended September 30,
	2026	Percentage of Total	2025	Percentage of Total
Operating Expenses (a)
Compensation & Benefits	$91,779	45.48%	$89,872	46.54%
Occupancy	9,332	4.62	9,195	4.76
Depreciation	14,198	7.04	12,322	6.38
Contractual and Computer Service Agreement	37,170	18.42	35,549	18.41
Other Operating Expenses (b)	8,897	4.41	8,973	4.64
Total Operating Expenses	161,376	79.97	155,911	80.73
Voluntary Contributions	18,426	9.13	13,624	7.06
Finance Agency and Office of Finance (c)	15,477	7.66	17,515	9.07
Other Expenses (d)	6,534	3.24	6,073	3.14
Total Operating Expenses and Others	$201,813	100.00%	$193,123	100.00%

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
Legislative and Regulatory Developments
The Bank is subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus of the current administration have changed and continue to change the regulatory environment. These changes have affected,

and likely will continue to affect, certain aspects of the Bank’s business operations, and could affect the financial condition, results of operations, and reputation of the Bank. Additionally, the Bank is subject to extensive regulation and supervision, including ongoing monitoring and targeted examinations by our regulator, which could affect our business operations and financial results.
Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and their ultimate impact on the housing market, the Bank and the FHLBank System. The Bank continues to monitor these actions as they evolve and to evaluate their potential impact on the Bank. For a discussion of related risks, please refer to Item 1A Risk
Factors in the Bank’s 2025 Form 10-K. (See also Management’s Discussion and Analysis of Financial Condition and Results of
Operations - Legislative and Regulatory Developments in the Bank's 2025 Form 10-K and in the Bank’s quarterly reports on Form 10-
Q filed with the SEC for the periods ended March 30, 2026 and June 30, 2026 for a description of certain legislative and regulatory developments that occurred prior to the publication of those reports that have affected or may affect certain aspects of the Bank's business operations, and could affect the financial condition, results of operations, and reputation of the Bank.)
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

	Base Case DOE	-200bps DOE	-100bps DOE	+200bps DOE
September 30, 2026	1.64	1.14	1.51	1.79
June 30, 2026	1.39	0.73	0.95	2.28
March 31, 2026	1.81	1.16	1.36	2.69
December 31, 2025	1.63	1.25	1.33	2.17
September 30, 2025	1.34	1.00	1.08	1.90
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
This quarterly observation of the one-year cumulative re-pricing gap is provided in the table below and all values are below 10 percent of assets, well within the limit:

One Year Re-pricing Gap
September 30, 2026	$9.431 Billion
June 30, 2026	$9.278 Billion
March 31, 2026	$7.611 Billion
December 31, 2025	$6.740 Billion
September 30, 2025	$7.206 Billion
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
-30 percent change under the -200bps shock compared to the rates in the forward rate scenario. Period over period changes in our Net
Income sensitivity under -100bps and -200bps shocks reflect an increased proportion of short-dated fixed rate liabilities on the balance sheet. Note that our MVE metrics do not exhibit a similar change in directionality, given the short-dated nature of these instruments.

	Sensitivity in the -200bps Shock	Sensitivity in the -100bps Shock	Sensitivity in the +200bps Shock
September 30, 2026	6.13%	3.69%	(3.75)%
June 30, 2026	(3.52)%	(1.27)%	(0.47)%
March 31, 2026	5.57%	2.88%	(9.39)%
December 31, 2025	5.53%	2.82%	(7.82)%
September 30, 2025	5.15%	2.73%	(6.96)%
Aside from net interest income, the other significant impact on changes in the interest rate environment is the potential impact on the value of the portfolio. These calculated and quoted market values are estimated based upon their financial attributes (including optionality) and then re-estimated under the assumption that interest rates suddenly rise or fall by 200bps. The worst effect, whether it is the up or the down shock, is compared to the internal limit of 10 percent. The quarterly potential maximum decline in the MVE under these 200bps shocks is provided below:

	-200bps Change in MVE	-100bps Change in MVE	+200bps Change in MVE
September 30, 2026	3.06%	1.67%	(3.32)%
June 30, 2026	2.01%	1.18%	(3.65)%
March 31, 2026	2.89%	1.62%	(4.43)%
December 31, 2025	2.79%	1.51%	(3.73)%
September 30, 2025	2.28%	1.24%	(3.10)%
As noted, the potential declines under these shocks are within our limits of a maximum 10 percent.
The following tables display the portfolio’s maturity/repricing gaps (in millions):

	September 30, 2026
	Six Months or Less	More Than Six Months to One Year	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years
Interest-earning assets:
Non-MBS investments	$32,423	$353	$1,277	$697	$1,983
Swaps hedging Non-MBS Investments	900	—	(900)	—	—
MBS investments	7,985	472	4,501	2,819	7,866
Swaps hedging MBS	9,450	—	(917)	(2,699)	(5,834)
Adjustable-rate loans and advances	52,190	—	—	—	—
Net investments, adjustable rate loans and advances	102,948	825	3,961	817	4,015

Liquidity trading portfolio	1,635	2,358	4,767	—	—
Swaps hedging investments	7,104	(2,348)	(4,756)	—	—
Net liquidity trading portfolio	8,739	10	11	—	—

Fixed-rate loans and advances	38,125	7,465	13,552	8,515	621
Swaps hedging fixed-rate advances	29,702	(7,083)	(13,528)	(8,471)	(620)
Net fixed-rate loans and advances	67,827	382	24	44	1
Total interest-earning assets	$179,514	$1,217	$3,996	$861	$4,016

Interest-bearing liabilities:
Deposits	$1,945	$—	$—	$—	$—
Discount notes	67,351	3,945	—	—	—
Swaps hedging discount notes	3,136	(3,772)	469	92	75
Net discount notes	70,487	173	469	92	75

Consolidated obligation Bonds
FHLBank bonds	83,967	3,891	9,797	4,723	2,908
Swaps hedging bonds	14,213	(3,376)	(5,899)	(3,658)	(1,280)
Net FHLBank bonds	98,180	515	3,898	1,065	1,628
Total interest-bearing liabilities	$170,612	$688	$4,367	$1,157	$1,703
Post-hedge gaps (a):
Periodic gap	$8,902	$529	$(371)	$(296)	$2,313
Cumulative gap	$8,902	$9,431	$9,060	$8,764	$11,077

	December 31, 2025
	Six Months or Less	More Than Six Months to One Year	More Than One Year to Three Years	More Than Three Years to Five Years	More Than Five Years
Interest-earning assets:
Non-MBS investments	$32,418	$138	$1,550	$547	$1,746
Swaps hedging Non-MBS Investments	900	—	(900)	—	—
MBS investments	5,328	1,233	3,684	3,024	7,589
Swaps hedging MBS	7,945	—	(610)	(1,234)	(6,101)
Adjustable-rate loans and advances	32,701	1	—	—	—
Net investments, adjustable rate loans and advances	79,292	1,372	3,724	2,337	3,234

Liquidity trading portfolio	1,188	1,119	4,051	243	—
Swaps hedging investments	5,434	(1,130)	(4,054)	(250)	—
Net liquidity trading portfolio	6,622	(11)	(3)	(7)	—

Fixed-rate loans and advances	27,297	9,537	15,795	6,445	689
Swaps hedging fixed-rate advances	32,100	(9,563)	(15,467)	(6,383)	(687)
Net fixed-rate loans and advances	59,397	(26)	328	62	2
Total interest-earning assets	$145,311	$1,335	$4,049	$2,392	$3,236

Interest-bearing liabilities:
Deposits	$3,072	$—	$—	$—	$—
Discount notes	72,919	3,108	—	—	—
Swaps hedging discount notes	1,824	(2,792)	801	70	97
Net discount notes	74,743	316	801	70	97

Consolidated obligation Bonds
FHLBank bonds	44,767	6,571	11,524	2,737	2,933
Swaps hedging bonds	15,920	(5,483)	(7,720)	(1,055)	(1,662)
Net FHLBank bonds	60,687	1,088	3,804	1,682	1,271
Total interest-bearing liabilities	$138,502	$1,404	$4,605	$1,752	$1,368
Post-hedge gaps (a):
Periodic gap	$6,809	$(69)	$(556)	$640	$1,868
Cumulative gap	$6,809	$6,740	$6,184	$6,824	$8,692

(a)Repricing gaps are estimated at the scheduled rate reset dates for floating rate instruments, and at maturity for fixed rate instruments. For callable instruments, the repricing period is estimated by the earlier of the estimated call date under the current interest rate environment or the instrument’s contractual maturity.

Item 4.    Controls and Procedures
Disclosure Controls and Procedures
An evaluation of the Bank’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities
Exchange Act of 1934, as amended (the “Act”)) was carried out under the supervision and with the participation of the Bank’s Interim
President and Chief Executive Officer, Jonathan R. West, and Senior Vice President and Chief Financial Officer, Brinda
Bhattacharjee, as of September 30, 2026. Based on this evaluation, they concluded that as of September 30, 2026, the Bank’s disclosure controls and procedures were effective, at a reasonable level of assurance, in ensuring that the information required to be disclosed by the Bank in the reports it files or submits under the Act is (i) accumulated and communicated to the Bank’s management
(including the President and Chief Executive Officer and Chief Financial Officer) in a timely manner, and (ii) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
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

Federal Home Loan Bank of New York (Registrant)
/s/ Brinda Bhattacharjee
Brinda Bhattacharjee
Senior Vice President and Chief Financial Officer
Federal Home Loan Bank of New York (on behalf of the Registrant and as the Principal Financial Officer)
Date: November 5, 2026